Form 10-Q
period 1996-06-30
WALKER INTERACTIVE SYSTEMS INC
filed 1996-08-12
CIK 883983

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                   FORM 10-Q


             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

             [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-19872


                        WALKER INTERACTIVE SYSTEMS, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                      95-2862954
            --------                                      ----------
  (State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                   Identification Number)



                  303 Second Street, San Francisco, CA  94107
                  -------------------------------------------
          (Address of principal executive offices including zip code)



                                 (415) 495-8811
                                 --------------
              (Registrant's telephone number including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes    X    No
                                -----     -----


 There were 13,176,645 Shares of $.001 Par Value Common Stock outstanding as of
                                August 7, 1996.

                        WALKER INTERACTIVE SYSTEMS, INC.
                                   FORM 10-Q
                                     INDEX




                   PART I.  FINANCIAL INFORMATION                         Page
                                                                          ----

Item 1.  Condensed Consolidated Financial Statements:

         Condensed Consolidated Balance Sheets as of June 30,
          1996 and December 31, 1995 .....................................  3

         Condensed Consolidated Statement of Operations for
          the three months and six months ended June 30, 1996
          and 1995........................................................  4

         Condensed Consolidated Statements of Cash Flows for
          the six months ended June 30, 1996 and 1995.....................  5

         Notes to Condensed Consolidated Financial Statements.............  6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..............................  7

                          PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.............. 14

Item 6.  Exhibits and Reports on Form 8-K................................. 15

Signatures................................................................ 16

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       WALKER INTERACTIVE SYSTEMS, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
          (Dollars in thousands, except share and per share amounts)

                                                           JUNE   DECEMBER
                                                            30,      31,
                         ASSETS                            1996     1995
                                                         -------  -------
Current assets:
  Cash and cash equivalents                              $15,025  $25,412
  Short-term investments                                  18,045   10,976
  Accounts receivable, net                                11,367   10,412
  Prepaid expenses                                         1,664    1,241
                                                         -------  -------
   Total current assets                                   46,101   48,041

Long-term investments                                      6,072    5,930
Property, net                                              4,171    5,039
Capitalized software, net                                 10,823    9,635
Deferred tax assets, net                                  13,181   13,181
Other assets                                                 708      672
                                                         -------  -------

TOTAL ASSETS                                             $81,056  $82,498
                                                         =======  =======

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities               $12,407  $12,206
  Deferred revenue                                        14,663   14,060
  Current portion of long-term debt                           27      236
                                                         -------  -------
   Total current liabilities                              27,097   26,502

Deferred revenue                                           2,085    2,709
Accrued rent                                               1,088    1,282
Other long-term obligations                                4,438    3,271
                                                         -------  -------
   Total liabilities                                      34,708   33,764
                                                         -------  -------

Stockholders' equity:
  Common stock, $.001 par value: 50,000,000 shares
   authorized; issued 13,360,170 shares - June 30,
   1996; 13,120,105 shares - December 31, 1995                13       13
  Additional paid-in capital                              69,050   67,532
  Currency translation adjustments                           130      123
  Unrealized gain (loss) on investments                      (61)      43
  Accumulated deficit                                    (20,751) (18,594)
  Treasury stock at cost (207,143 shares - June 30,
   1996; 55,143 shares - December 31, 1995)               (2,033)    (383)
                                                         -------  -------
   Total stockholders' equity                             46,348   48,734
                                                         -------  -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $81,056  $82,498
                                                         =======  =======

See accompanying notes to condensed consolidated financial statements

                       WALKER INTERACTIVE SYSTEMS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               (Dollars in thousands, except per share amounts)

                                            THREE MONTHS       SIX MONTHS
                                            ENDED JUNE 30,    ENDED JUNE 30,
                                            1996     1995     1996     1995
                                          -------- -------- -------- --------
REVENUES:

  License fees                             $2,273     $693   $3,836   $4,198
  Maintenance                               6,687    7,154   13,440   14,399
  Consulting and other services             6,416    5,774   12,432   12,178
                                          -------- -------- -------- --------
   Total revenues                          15,376   13,621   29,708   30,775

OPERATING EXPENSES:

  Costs of revenues:
   Costs of maintenance, consulting, and
    other services                          5,804    6,634   11,408   13,030
   Amortization of capitalized software       956      998    1,717    1,976
  Sales and marketing                       3,224    3,738    6,103    7,049
  Product development                       2,953    3,391    5,872    6,581
  General and administrative                2,396    3,618    4,860    5,584
  Write-off of purchased in-process
   research and development                 2,784         -   2,784         -
                                          -------- -------- -------- --------
   Total operating expenses                18,117   18,379   32,744   34,220

Operating loss                             (2,741)  (4,758)  (3,036)  (3,445)
   Interest income, net                       499      479      982      896
                                          -------- -------- -------- --------
Loss before income taxes                   (2,242)  (4,279)  (2,054)  (2,549)
   Income tax expense (benefit)                50   (1,412)     103     (841)
                                          -------- -------- -------- --------

NET LOSS                                  ($2,292) ($2,867) ($2,157) ($1,708)
                                          ======== ======== ======== ========

NET LOSS PER SHARE                         ($0.17)  ($0.22)  ($0.16)  ($0.13)
                                          ======== ======== ======== ========

Shares used in computing net loss
 per share                                 13,250   12,946   13,246   12,918
                                          ======== ======== ======== ========

See accompanying notes to condensed consolidated financial statements

                       WALKER INTERACTIVE SYSTEMS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (Dollars in thousands)

                                                             SIX MONTHS
                                                            ENDED JUNE 30,
                                                            1996     1995
                                                          -------- --------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                                ($2,157) ($1,708)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation and amortization                            3,381    4,124
   Tax benefit of nonqualified stock options                  286        -
   Write-off of purchased in-process research and
    development                                             2,784        -
  Changes in operating assets and liabilities:
   Accounts receivable, net                                  (955)   2,168
   Prepaid expenses                                          (446)    (367)
   Accrued liabilities                                       (182)   1,251
   Deferred tax assets                                          -     (770)
   Deferred revenue                                           (21)     (42)
   Other                                                      (92)     393
                                                          -------- --------
    Net cash provided by operations                         2,598    5,049
                                                          -------- --------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from employee stock purchase plan
   and stock options exercised                              1,232      271
  Capital lease and loan payments                            (213)    (255)
  Treasury stock acquired                                  (1,650)       -
                                                          -------- --------
    Net cash provided (used) by financing activities         (631)      16
                                                          -------- --------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of short- and long-term investments           (18,297) (23,631)
  Acquisition of Hunt Systems Group, Inc.                  (2,109)       -
  Maturities of short-term investments                      4,900   12,200
  Sales of short-term investments                           6,044   10,700
  Purchases of property                                      (720)  (1,315)
  Additions to capitalized software                        (2,220)  (2,040)
  Other                                                        48        -
                                                          -------- --------
    Net cash used by investing activities                 (12,354)  (4,086)
                                                          -------- --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      (10,387)     979

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD            25,412   14,357
                                                          -------- --------

CASH AND CASH EQUIVALENTS - END OF PERIOD                 $15,025  $15,336
                                                          ======== ========

Supplemental Disclosure:
  Short- and long-term obligations incurred related
   to business acquired                                    $1,650        -
                                                          ======== ========


See accompanying notes to condensed consolidated financial statements

                        WALKER INTERACTIVE SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for those periods. Results for the interim periods are not necessarily indicative of the results for the entire year. These condensed consolidated financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1995 included in the Walker Interactive Systems, Inc. Annual Report on Form 10-K. Reclassifications have been made to prior years' amounts in order to conform to the 1996 presentation.

2.   ACQUISITION OF HUNT SYSTEMS GROUP, INC.

     On May 17, 1996, the Company acquired the business and net assets of Hunt Systems Group, Inc. ("Hunt") for a total cash acquisition price of $3,759,000 comprised of $2,109,000 payable at closing, $1,550,000 payable based on achievement of certain performance targets during the four year period following closing and $100,000 in transaction costs. Additional amounts will be paid if further performance targets are reached during the same four year period. Of the purchase price, $190,000 was allocated to identifiable net tangible assets, $785,000 was allocated to purchased software and $2,784,000 was allocated to in-process research and development. The amount of the purchase price allocated to in-process research and development was charged to the Company's operations in the second quarter of 1996, because technical feasibility had not been established and no alternative future uses existed at the acquisition date.

     The acquisition was accounted for as a purchase transaction. The intangible assets are being amortized ratably, starting from the date of acquisition, over a period not to exceed three years. The results of operations of Hunt, from the date of acquisition, are included in the Condensed Consolidated Statement of Operations and were not material to the results of operations of the Company.

                        WALKER INTERACTIVE SYSTEMS, INC.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Any forward-looking statements contained in the following discussion or elsewhere in this document involve risks and uncertainties which may cause actual results to differ materially from those discussed. A wide range of factors could contribute to those differences, including those discussed below and in the Company's 1995 Annual Report on Form 10-K and Annual Report for the year ended December 31, 1995.

Overview
- --------

The Company derives its revenues primarily from software license fees, software maintenance fees, and professional consulting service fees. The Company's software is licensed primarily to Fortune 1000 companies and similarly-sized business and governmental organizations worldwide. Professional consulting services are provided in conjunction with software products. The Company's products and services are marketed through its sales forces located in the United States, the United Kingdom, and the Pacific Rim.

The Company licenses software products directly to customers and occasionally to distributors for resale. Software license fees are recognized upon delivery of the software, following receipt of a noncancellable license agreement. The portion of revenues from new license agreements which relate to the Company's obligation to provide customer support are deferred and recognized ratably over the contract support period, which is generally one year. Software maintenance contracts are generally renewable on an annual basis, although the Company also negotiates longer-term maintenance contracts from time to time. Revenues from maintenance contract renewals are deferred and recognized ratably over the term of the agreement. Revenues from professional service fees are recognized as the related services are provided.

The Company's revenues and operating results are subject to quarterly and other fluctuations resulting from a variety of factors, including the effect of budgeting and purchasing practices of its customers, the length of the customer evaluation process for the Company's products, the timing of customer system conversions, general economic conditions, and other factors. Operating results will continue to be heavily influenced by the level of license sales. During 1995 and the three months and six months ended June 30, 1996, the Company experienced license revenue levels significantly below historical levels. The Company's professional services revenues tend to fluctuate due to completion or commencement of significant projects (which may continue over multiple quarters), the number of working days in a quarter, the utilization rate of consulting services personnel and the activity level of new license implementations which provide new consulting opportunities.

Quarterly revenues and operating results depend primarily on the volume and timing of orders received during the quarter, which are difficult to forecast. The Company has often realized a substantial portion of its license revenues in the last month of the quarter. Therefore, the Company may not be able to reduce expense levels in response to revenue shortfalls to prevent operating results in a particular quarter from falling below expectations. These factors may also cause significant variations in operating results from quarter to quarter. The Company believes that quarter to quarter comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

Acquisition
- -----------

On May 17, 1996, the Company acquired the business and net assets of Hunt Systems Group, Inc. ("Hunt") for a total cash acquisition price of $3,759,000 comprised of $2,109,000 payable at closing, $1,550,000 payable based on achievement of certain performance targets during the four year period following closing and $100,000 in transaction costs. Additional amounts will be paid if further performance targets are reached during the same four year period. Of the purchase price, $190,000 was allocated to identifiable net tangible assets, $785,000 was allocated to purchased software and $2,784,000 was allocated to in-process research and development. The amount of the purchase price allocated to in-process research and development was charged to the Company's operations in the second quarter of 1996, because technical feasibility had not been established and no alternative future uses existed at the acquisition date.

The acquisition was accounted for as a purchase transaction. The intangible assets are being amortized ratably, starting from the date of acquisition, over a period not to exceed three years. The results of operations of Hunt, from the date of acquisition, are included in the Condensed Consolidated Statement of Operations and were not material to the results of operations of the Company.

Results of Operations
- ---------------------

The following table shows the percentage of certain items included in the condensed consolidated statements of operations as they relate to total revenue for the three and six months ended June 30, 1996 and 1995.


                                            Three Months      Six Months
                                               Ended            Ended
                                              June 30,         June 30,
                                           1996     1995     1996    1995
                                          ------   ------   ------  ------
REVENUES:

License fees                                 15%       5%      13%     14%
Maintenance                                  43%      53%      45%     47%
Consulting and other services                42%      42%      42%     39%
                                          ------   ------   ------  ------
   Total revenues                           100%     100%     100%    100%

OPERATING EXPENSES:

Cost of revenues:
  Cost of maintenance,
    consulting, and other
    services                                 38%      49%      38%     42%
  Amortization of capitalized
    software                                  6%       7%       6%      6%
  Sales and marketing                        21%      27%      21%     23%
  Product development                        19%      25%      20%     21%
  General and administrative                 16%      27%      16%     18%
  Write-off of purchased
    in-process research and
    development                              18%       -        9%      -
                                          ------   ------   ------  ------
  Total operating expenses                  118%     135%     110%    111%

Operating loss                              (18%)    (35%)    (10%)   (11%)
  Interest income, net                        3%       4%       3%      3%
                                          ------   ------   ------  ------
Loss before income taxes                    (15%)    (31%)     (7%)    (8%)
  Income tax expense (benefit)                -      (10%)      -       3%
                                          ------   ------   ------  ------

NET LOSS                                    (15%)    (21%)     (7%)    (6%)
                                          ======   ======   ======  ======

Revenues.

The Company's second quarter revenues of $15,376,000 increased 13 percent over the second quarter revenues of the prior year. The increase reflects revenue growth of 13 percent in North American operations and 15 percent in the United Kingdom, partially offset by a 2 percent reduction in revenues in the Pacific Rim region. The Company's revenues for the first six months of 1996 declined 3 percent compared to the same period in 1995.

The increase in revenues for the second quarter of 1996 is attributable to an increase in license fee revenues which were $2,273,000 for the three months ended June 30, 1996 compared to $693,000 for the same period in 1995. For the first six months of 1996, license fee revenues decreased 9 percent from the comparable 1995 period. Demand for software applications remains unpredictable and past performance is not an indication of current or future license fee revenue trends.

Maintenance revenues of $6,687,000 for the quarter ended June 30, 1996 decreased 7 percent compared to the same period in 1995. The Company's revenues from maintenance for the first six months of 1996 decreased 7 percent to $13,440,000 from $14,399,000 in 1995.

Revenues for consulting and other services of $6,416,000 for the second quarter of 1996 increased 11 percent from the second quarter of 1995. For the six months ended June 30, 1996, consulting and other services revenue increased 2 percent from the comparable period in 1995. The increase in consulting and other services is primarily attributable to an increase of services provided to the existing customer base and to the increase in license fee sales during recent quarters, which provide the Company with consulting opportunities. Consulting and other services revenue is generally derived from users of the Company's products.

Expenses.

Operating expense remained relatively flat at $18,117,000 for the three months ended June 30, 1996, compared to $18,379,000 for the same period in 1995. For the first six months of 1996, operating expenses of $32,744,000 decreased 4 percent from $34,220,000 in 1995. During the first half 1996, the Company had a charge of $2.8 million related to the write-off of purchased in-process research and development and $1,095,000 for bad debt and senior management changes. During the first half of the prior year, the Company had charges of $2,602,000 which primarily consisted of costs related to an office consolidation in the United Kingdom, additions to bad debt reserve, costs associated with senior management changes and other reserves. Excluding these charges, 1996 operating expenses decreased 9 percent from the six month period in 1995. The decrease in operating expenses was primarily a result of the Company's efforts to reduce expenses beginning in the second half of 1995.

The cost of maintenance, consulting and other services for the quarter ended June 30, 1996 of $5,804,000 decreased by 13 percent from $6,634,000 for the same period in 1995. For the six months ended June 30, 1996, cost of maintenance, consulting and other services expenses of $11,408,000 decreased 12 percent from $13,030,000 from the same period 1995.

The following table shows the percentage of total maintenance, consulting, and other services costs for the three and six months ended June 30, 1996 and 1995 as they relate to maintenance, consulting and other services revenues:


                                           Three Months    Six Months
                                              Ended          Ended
                                            June 30,       June 30,
                                           1996    1995   1996   1995
                                          ------  ------ ------ ------
Maintenance, consulting and
  other services costs                      44%     51%    44%    49%

The decrease in cost of maintenance, consulting and other services from the prior year is primarily due to a decrease in headcount and an increase in employee utilization.

Amortization of capitalized software costs for the second quarter of 1996 of $956,000 decreased 4 percent from $998,000 for the same period in 1995.
Expenses related to the amortization of capitalized software costs decreased 13 percent to $1,717,000 in the first six months of 1996 from $1,976,000 in the comparable 1995 period. The decrease in amortization of capitalized software costs is due to previously released products becoming fully amortized at the end of the first quarter of 1996, partially offset by additional amortization for recent software releases.

Sales and marketing expenses decreased during the second quarter of 1996 by 14 percent to $3,224,000 from $3,738,000 for the comparable period in 1995. For the six months ended June 30, 1996, expenses for sales and marketing of $6,103,000 decreased 13 percent from $7,049,000 in the comparable 1995 period. The decrease in sales and marketing expense is primarily a result of increased marketing and promotions and costs associated with changes in senior management during the second quarter and six months ended June 30, 1995. Selling and marketing costs fluctuate as a result of the timing of product releases, promotional activities and other factors. Sales and marketing expenses are expected to increase as the Company continues to promote its products and as variable selling expenses increase if license revenues continue to grow.

Product development expenses decreased 13 percent to $2,953,000 for the second quarter of 1996 compared to $3,391,000 for the same period in 1995, representing 19 percent and 25 percent of total revenues in such periods, respectively. Expenses for product development for the first six months of 1996 of $5,872,000 decreased 11 percent from $6,581,000 for the same period in 1995, representing 20 percent and 21 percent of total revenues in such periods, respectively. The decrease is primarily a result of lower costs associated with reduced employee turnover and a shift from temporary to permanent employees. In order to actively compete in the market of financial applications, the Company will continue to invest in research and development of new and existing products and technology.

General and administrative expenses decreased 34 percent during the second quarter of 1996 to $2,396,000 from $3,618,000 for the second quarter of 1995. For the six months ended June 30, 1996, general and administrative expenses decreased 13 percent from the comparable prior year period to $4,860,000 from $5,584,000. General and administrative expenses for the six months ended June 30, 1996 include $1,095,000 for bad debt reserves and costs associated with senior management changes. Included in the general and administrative expenses for the six months ended June 30, 1995, was $2,549,000 of expense accruals for an office consolidation in the United Kingdom, additions to bad debt reserve, costs associated with a senior management change and other reserves. Excluding the first half of 1996 and 1995 expense accruals, 1996 general and administration expenses have increased by 24 percent from the six month period ended June 30, 1995. The increase is primarily attributable to an increase in labor related costs as the Company invests in senior management and develops infrastructure and business processes.

Income tax expense/benefit is recorded based on the Company's estimated effective income tax rate for the year. The Company currently estimates that the 1996 effective income tax rate will be zero percent. This rate reflects the effect of the charge for purchased in-process research and development. For the six months ended June 30, 1995, the Company estimated a 33 percent income tax benefit. The Company's effective income tax rates are significantly influenced by the proportion of tax-exempt income to taxable income/loss and the generation of state research credits.

Liquidity and Capital Resources
- -------------------------------

Cash flows vary from quarter to quarter due to negotiated terms on perpetual license agreements and the timing of maintenance agreement anniversary dates. Cash flows from operating activities are also affected by the payment of bonuses and commissions which are tied to performance objectives and payments received on perpetual license agreements.

The Company's operating activities provided cash of $2,598,000 for the six months ended June 30, 1996 compared to $5,049,000 provided in the same period of 1995. The decrease was primarily due to a result of an increase in accounts receivable and other working capital changes.

Net cash used by financing activities was $631,000 during the six months ended June 30, 1996 compared to $16,000 provided during the same period of 1995. The decrease from the prior year is primarily attributable to the purchase of shares of treasury stock offset by proceeds from the Company's employee stock purchase plan and exercise of employee stock options

The Company intends to continue to utilize a portion of its cash to repurchase shares of its common stock. The Board of Directors has authorized the repurchase of 800,000 shares, not to exceed a total cost of $6,000,000. The shares are being repurchased for use in connection with the Company's employee stock purchase plan and one of its employee stock option plans. The volume of shares repurchased will vary from quarter to quarter. As of June 30, 1996, the Company has acquired 202,000 shares of its common stock at a cost of $2,032,000 for this purpose.

As of June 30, 1996, the Company had cash and equivalents and short- and long-term investments totaling $39,142,000 compared to $42,318,000 at December 31, 1995. The decrease is primarily attributable to the Company's acquisition of Hunt Systems Group, Inc. which reduced cash by $2,109,000 and the use of cash to repurchase shares of common stock in the amount of $1,650,000. As of June 30, 1996, the Company had $19,004,000 in working capital compared to $21,539,000 at December 31, 1995. The decrease in working capital from December 31, 1995, is due to the decrease in cash and equivalents and short- and long-term investments and by an increase in current liabilities.

The Company has a line of credit with a financial institution in the amount of $3,000,000, secured by marketable securities. The line of credit expires on June 30, 1997. No borrowings were outstanding under the line as of June 30, 1996.

As of June 30, 1996, the Company's principal source of liquidity included cash, cash equivalents and short- and long-term investments aggregating $39,142,000. The Company believes that such amounts, together with expected funds from operations, will satisfy the Company's currently anticipated working capital and capital expenditure requirements for at least the next twelve months.

Factors Affecting Operating Performance and Stock Price
- -------------------------------------------------------

The Company's future net income and stock price could be subject to significant fluctuations, particularly on a quarterly basis. The Company's revenues and net income are difficult to predict because of the timing of significant sales of the Company's products. The Company has experienced a disproportionately large percentage of sales in the third fiscal month of each quarter. A shortfall in sales at the end of any particular quarter may cause the results for that quarter to fall significantly short of anticipated levels.

The Company generates revenue from internally developed software products of which certain products utilize technology licensed from third parties. If revenue growth or mix changes increase disproportionately from the sales of software utilizing third party technology, operating income as a percent of revenue may be below historical levels due to third party royalty obligations.

The Company expects sales and marketing expenses to increase in the future as the Company releases and promotes new products, increases promotions of existing product lines, and continues to build its sales force. However, because of the lengthy sales cycle associated with software applications, the Company believes that the impact of these activities, if any, on future license fee revenues will not be immediate and there can be no assurance that increased sales and marketing spending will result in increased revenues.

The Company expects product development expenses to grow in future periods to fund development efforts on new and existing products. Although the Company may be able to release new products in addition to enhancements to existing products, there can be no assurance that the Company's new or upgraded products will be accepted, will not be delayed or canceled, or will not contain errors or "bugs" that could affect the performance of the product or cause damage to users' data.

As a result of the foregoing factors and other factors which may arise in the future, the market price of the Company's common stock may be subject to significant fluctuations over a short period of time. These fluctuations may be due to factors specific to the Company, to changes in analysts' earnings estimates or to other factors affecting the computer industry or the securities market in general.

PART II.  OTHER INFORMATION
- ---------------------------

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        (a) The Annual Meeting of Stockholders of Walker Interactive Systems, Inc. was held on May 9, 1996.

        (b) Leonard Y. Liu, David C. Wetmore, and William A. Hasler were elected to the board of directors to hold office until the 1999 Annual Meeting of Stockholders.

        (c) The matters voted upon at the meeting and the voting of the stockholders with respect thereto are as follows:

            (i) The election of Leonard Y. Liu as a director to hold office until the 1999 Annual Meeting of Stockholders:

                  For:  11,939,081    Withheld:  35,733

            (ii) The election of David C. Wetmore as a director to hold office until the 1999 Annual Meeting of Stockholders:

                  For:  11,584,163    Withheld:  390,651

            (iii) The election of William A. Hasler as a director to
                  hold office until the 1999 Annual Meeting of Stockholders:

                  For:  11,931,981    Withheld:  42,833

            (iv) Approval of the amendment of the Company's 1993 Non-Employee Directors' Stock Option Plan to increase the size of initial and annual option grants thereunder to 15,000 and 6,000 shares, respectively, and to increase the aggregate number of shares of Common Stock authorized for issuance under the Plan by 100,000 shares:

                  For:  10,806,148    Against:  1,097,324
                  Abstain:  71,342    Broker Non-Votes: 0

            (v) Ratification of the selection of Deloitte & Touche LLP as independent public accountants of the Company for its fiscal year ending December 31, 1996.

                  For:  11,941,792    Against:  6,900
                  Abstain:  26,122    Broker Non-Votes: 0

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)  Exhibit 27 Financial Data Schedule (electronic filing only)

           (b)  Reports on Form 8-K

                The Company filed no reports on Form 8-K during the quarter ended June 30, 1996.

                        WALKER INTERACTIVE SYSTEMS, INC.
                                   FORM 10-Q
                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        WALKER INTERACTIVE SYSTEMS, INC.
                        --------------------------------
                                  (Registrant)



Date:    August 9, 1996             By:  /s/ BARBARA M. HUBBARD
         --------------                  ----------------------
                                         Barbara M. Hubbard
                                         Vice President and
                                         Corporate Controller
                                         (Chief Accounting Officer)

                        WALKER INTERACTIVE SYSTEMS, INC.
                                   FORM 10-Q
                               INDEX TO EXHIBITS

Exhibit Number            Description
- --------------            -----------

27                        Financial Data Schedule (electronic filing only)