Form 10-Q
period 1996-09-30
WALKER INTERACTIVE SYSTEMS INC
filed 1996-11-13
CIK 883983

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                   FORM 10-Q


             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

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

                           Yes  X    No
                               ---      ---


There were 13,180,854 Shares of $.001 Par Value Common Stock outstanding as of November 7, 1996.

                        WALKER INTERACTIVE SYSTEMS, INC.
                                   FORM 10-Q
                                     INDEX




                                                                 PAGE
                                                                 ----
                        PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

         Condensed Consolidated Balance Sheets as of
          September 30, 1996 and December 31, 1995..............   3

         Condensed Consolidated Statements of Operations for
          the three months and nine months ended September
          30, 1996 and 1995.....................................   4

         Condensed Consolidated Statements of Cash Flows for
          the nine months ended September 30, 1996 and 1995.....   5

         Notes to Condensed Consolidated Financial Statements...   6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS....................   7

                          PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.......................  14

SIGNATURES......................................................  15

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       WALKER INTERACTIVE SYSTEMS, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
          (Dollars in thousands, except share and per share amounts)


                                                                        SEPTEMBER      DECEMBER
                                                                         30, 1996      31, 1995
                                                                        ----------     ---------
                                  ASSETS
Current assets:
  Cash and cash equivalents                                              $ 13,675      $ 25,412
  Short-term investments                                                   15,220        10,976
  Accounts receivable, net                                                 13,573        10,412
  Prepaid expenses                                                          1,857         1,241
                                                                         --------      --------
   Total current assets                                                    44,325        48,041

Long-term investments                                                       7,761         5,930
Property, net                                                               4,018         5,039
Capitalized software, net                                                  11,379         9,635
Deferred tax assets, net                                                   13,188        13,181
Other assets                                                                  658           672
                                                                         --------      --------

TOTAL ASSETS                                                             $ 81,329      $ 82,498
                                                                         ========      ========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities                               $ 13,241      $ 12,206
  Deferred revenue                                                         13,716        14,060
  Current portion of long-term debt                                            11           236
                                                                         --------      --------
   Total current liabilities                                               26,968        26,502

Deferred revenue                                                            2,603         2,709
Accrued rent                                                                1,074         1,282
Other long-term obligations                                                 4,136         3,271
                                                                         --------      --------
   Total liabilities                                                       34,781        33,764
                                                                         --------      --------

Stockholders' equity:
  Common stock, $.001 par value: 50,000,000 shares
   authorized; issued 13,439,254 shares - September
   30, 1996; 13,120,105 shares - December 31, 1995                             13            13
  Additional paid-in capital                                               69,602        67,532
  Currency translation adjustments                                            144           123
  Unrealized gain (loss) on investments                                       (40)           43
  Accumulated deficit                                                     (19,837)      (18,594)
  Treasury stock at cost (311,276 shares - September 30,
   1996; 55,143 shares - December 31, 1995)                                (3,334)         (383)
                                                                         --------      --------
   Total stockholders' equity                                              46,548        48,734
                                                                         --------      --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 81,329      $ 82,498
                                                                         ========      ========

See accompanying notes to condensed consolidated financial statements

                          WALKER INTERACTIVE SYSTEMS
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               (Dollars in thousands, except per share amounts)


                                                                  THREE MONTHS                     NINE MONTHS
                                                               ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
                                                               1996         1995                1996          1995
                                                             --------     --------            --------      --------

REVENUES:

  License fees                                               $ 1,823        $   204             $ 5,659      $  4,402
  Maintenance                                                  6,817          6,968              20,257        21,367
  Consulting and other services                                7,329          6,064              19,761        18,242
                                                             -------        -------             -------      --------
   Total revenues                                             15,969         13,236              45,677        44,011

OPERATING EXPENSES:

  Costs of revenues:
   Costs of maintenance, consulting, and
    other services                                             6,145          6,411              17,532        18,941
   Amortization of capitalized software                          900          1,049               2,617         3,025
  Sales and marketing                                          3,807          3,013               9,931        10,062
  Product development                                          2,630          3,337               8,502         9,918
  General and administrative                                   2,026          7,646               6,886        13,730
  Write-off of purchased in-process
   research and development                                        -              -               2,784             -
                                                             -------        -------             -------      --------
   Total operating expenses                                   15,508         21,456              48,252        55,676

Operating income (loss)                                          461         (8,220)             (2,575)      (11,665)
   Interest income, net                                          502            480               1,484         1,376
                                                             -------        -------             -------      --------
Income (loss) before income taxes                                963         (7,740)             (1,091)      (10,289)
   Income tax expense (benefit)                                   49              -                 152          (841)
                                                             -------        -------             -------      --------

NET INCOME (LOSS)                                            $   914        $(7,740)            $(1,243)     $ (9,448)
                                                             =======        =======             =======      ========

NET INCOME (LOSS) PER SHARE                                  $  0.07        $ (0.59)            $ (0.09)     $  (0.73)
                                                             =======        =======             =======      ========

Shares used in computing net income (loss) per share          14,046         13,056              13,238        12,964
                                                             =======        =======             =======      ========

See accompanying notes to condensed consolidated financial statements

                       WALKER INTERACTIVE SYSTEMS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (Dollars in thousands)


                                                                                                    NINE MONTHS
                                                                                                 ENDED SEPTEMBER 30,
                                                                                                 1996          1995
                                                                                              ----------     ---------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                                                                     $ (1,243)     $ (9,448)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation and amortization                                                                  5,023         6,300
   Tax benefit of nonqualified stock options                                                        368             -
   Write-off of purchased in-process research and development                                     2,784             -
   Loss on property retirements and fixed asset write-downs                                          (5)        1,315
  Changes in operating assets and liabilities:
   Accounts receivable, net                                                                      (3,044)        2,265
   Prepaid expenses                                                                                (643)          (58)
   Accrued liabilities                                                                               87         4,319
   Deferred tax assets                                                                               (7)         (917)
   Deferred revenue                                                                                (510)       (1,695)
   Other                                                                                             17           313
                                                                                               --------      --------
    Net cash provided by operations                                                               2,827         2,394
                                                                                               --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from employee stock purchase plan
   issuances and stock options exercised                                                          2,092           538
  Capital lease and loan payments                                                                  (231)         (379)
  Treasury stock acquired                                                                        (3,341)            -
                                                                                               --------      --------
    Net cash provided (used) by financing activities                                             (1,480)          159
                                                                                               --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of short- and long-term investments                                                 (24,976)      (34,526)
  Acquisition of Hunt Systems Group, Inc.                                                        (2,034)            -
  Maturities of short-term investments                                                            4,900        29,005
  Sales of short-term investments                                                                13,917        12,200
  Purchases of property                                                                          (1,227)       (1,521)
  Additions to capitalized software                                                              (3,676)       (3,127)
  Other                                                                                              12             -
                                                                                               --------      --------
    Net cash provided (used) by investing activities                                            (13,084)        2,031
                                                                                               --------      --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                            (11,737)        4,584

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                                  25,412        14,357
                                                                                               --------      --------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                                      $ 13,675      $ 18,941
                                                                                               ========      ========

Supplemental Disclosure:
  Short- and long-term obligations incurred related to business acquired                       $  1,594             -
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

     Reclassifications

     Certain previously reported amounts have been reclassified to conform with the current presentation format.

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

                        WALKER INTERACTIVE SYSTEMS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve risks and uncertainties which may cause actual results to differ materially from those discussed. A wide range of factors could contribute to those differences, including those discussed below and in the Company's 1995 Annual Report on Form 10-K and Annual Report for the year ended December 31, 1995.

OVERVIEW
--------

The Company develops and markets software products for the mainframe and client/server platforms. Of these products, the Tamaris product line represents the Company's core suite of business and financial solutions utilizing the power of the mainframe server while the Aptos suite of financial applications provide a three-tier client/server architecture that runs on UNIX and Windows NT servers. Along with the Tamaris and Aptos product lines, the Company develops and markets best-of-breed financial solutions which focus on the high-end corporate market with the ability to serve mid-sized stand-alone organizations and/or the divisions of large corporations.

The Company derives its revenues primarily from software license fees, software maintenance fees, and professional consulting service fees. The Company's Tamaris software line is licensed primarily to Fortune 1000 companies and similarly-sized business and governmental organizations worldwide. The Company's Aptos products are marketed only in the United Kingdom and are licensed to mid-sized organizations. Professional consulting services are provided in conjunction with software products. The Company's products and services are marketed through its sales forces located in the United States, the United Kingdom, and the Pacific Rim.

The Company licenses software products directly to customers and occasionally to distributors for resale. Software license fees are recognized when revenue recognition criteria have been met which varies with the terms of specific license agreements. The portion of revenues from new license agreements which relate to the Company's obligation to provide customer support are deferred and recognized ratably over the contract support period, which is generally one year. Software maintenance contracts are generally renewable on an annual basis, although the Company also negotiates longer-term maintenance contracts from time to time. Revenues from maintenance contract renewals are deferred and recognized ratably over the term of the agreement. Revenues from professional service fees are recognized as the related services are provided.

The Company's revenues and operating results are subject to quarterly and other fluctuations resulting from a variety of factors, including the effect of budgeting and purchasing practices of its customers, the length of the customer evaluation process for the Company's products, the timing of customer system conversions, general economic conditions, seasonality, and other factors. Operating results will continue to be heavily influenced by the level of license sales. During 1995 and the three months and nine months ended September 30, 1996, the Company experienced license revenue levels significantly below pre-1995 levels. The Company's professional services revenues tend to fluctuate due to completion or commencement of significant projects (which may continue over multiple quarters), the number of working days in a quarter, the utilization rate of consulting services personnel and the activity level of new license implementations which provide new consulting opportunities. The Company believes that quarter to quarter comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

ACQUISITION
-----------

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

RESULTS OF OPERATIONS
---------------------

The following table shows the percentage of items included in the condensed consolidated statements of operations as they relate to total revenue for the three and nine months ended September 30, 1996 and 1995.

                                             Three Months        Nine Months
                                                Ended               Ended
                                             September 30,      September 30,
                                             1996     1995     1996      1995
                                            ------   ------   ------    ------
     REVENUES:

     License fees                              11%      2%       12%       10%
     Maintenance                               43%     52%       45%       49%
     Consulting and other services             46%     46%       43%       41%
                                             ----    ----      ----      ----
       Total revenues                         100%    100%      100%      100%

     OPERATING EXPENSES:

     Cost of revenues:
       Cost of maintenance,
        consulting, and other
        services                               38%     49%       38%       43%
       Amortization of capitalized
        software                                6%      7%        6%        7%
     Sales and marketing                       24%     23%       22%       23%
     Product development                       16%     25%       19%       23%
     General and administrative                13%     58%       15%       31%
     Write-off of purchased in-process
      research and development                  -       -         6%        -
                                             ----    ----      ----      ----
       Total operating expenses                97%    162%      106%      127%

     Operating income (loss)                    3%    (62%)      (6%)     (27%)
       Interest income, net                     3%      4%        3%        3%
                                             ----    ----      ----      ----
     Income (loss) before income taxes          6%    (58%)      (3%)     (24%)
       Income tax income (benefit)              -       -         -        (2%)
                                             ----    ----      ----      ----

     NET INCOME (LOSS)                          6%    (58%)      (3%)     (22%)
                                             ====    ====      ====      ====

Revenues

The Company's third quarter revenues of $15,969,000 increased 21 percent over the third quarter revenues of the prior year. The increase reflects revenue growth of 23 percent in North America and 19 percent in the United Kingdom, partially offset by a two percent reduction in revenues in the Pacific Rim region. The Company's revenues for the first nine months of 1996 increased four percent compared to the same period in 1995.

The increase in revenues for the third quarter of 1996 is attributable to an increase in license fee revenues which were $1,823,000 for the three months ended September 30, 1996 compared to $204,000 for the same period in 1995. For the first nine months of 1996, license fee revenues increased 29 percent from the comparable 1995 period. License fee growth for the third quarter of 1996 is primarily a result of increased North American license fee sales for its mainframe based products. The Company experienced increased demand for products from its Aptos product line in the United Kingdom in the nine month period ending September 30, 1996 compared to the same period in 1995.

During the first nine months of 1995, the Company's license fee revenues were affected by decreased demand for mainframe based products as consumers continued to evaluate alternative applications based on client/server technology. In 1996, license fee revenues increased as consumers increasingly recognized that a mainframe based application in combination with best-of-breed client/server applications can create a comprehensive, robust, customer-specific solution. Additionally, the Company released new versions of its Aptos product line in the United Kingdom to fulfill the needs of mid-sized organizations who wanted a client/server solution. Demand for software applications remains unpredictable and past performance is not an indication of current or future license fee revenue trends.

Maintenance revenues of $6,817,000 for the quarter ended September 30, 1996 decreased two percent compared to the same period in 1995. The Company's revenues from maintenance for the first nine months of 1996 decreased five percent to $20,257,000 from $21,367,000 in 1995.

Revenues for consulting and other services of $7,329,000 for the third quarter of 1996 increased 21 percent from the third quarter of 1995. For the nine months ended September 30, 1996, consulting and other services revenue increased eight percent from the comparable period in 1995. The increase in consulting and other services is primarily attributable to an increase of services provided to the existing customer base and to additional consulting opportunities as a result of the increase in license fee sales during 1996. Consulting and other services revenue is generally derived from users of the Company's products.

Expenses

Operating expenses decreased 28 percent to $15,508,000 for the three months ended September 30, 1996, compared to $21,456,000 for the same period in 1995. For the first nine months of 1996, operating expenses of $48,252,000 decreased 13 percent from $55,676,000 in 1995. During the first nine months of 1996, the Company had a charge of $2,784,000 million related to the write-off of purchased in-process research and development and $1,195,000 for bad debt and senior management changes. During the first nine months of the prior year, the Company had charges of $9,703,000 which primarily consisted of costs related to sales tax accruals, office consolidation in the United Kingdom, additions to bad debt reserves, costs associated with senior management changes and other reserves. Excluding these charges, 1996 operating expenses decreased four percent from the same nine month period in 1995. The decrease in operating expenses was primarily a result of the Company's efforts to reduce expenses beginning in the second half of 1995.

The costs of maintenance, consulting and other services for the quarter ended September 30, 1996 of $6,145,000 decreased by four percent from $6,411,000 for the same period in 1995. For the nine months ended September 30, 1996, costs of maintenance, consulting and other services expenses of $17,532,000 decreased seven percent from $18,941,000 from the same period 1995.

The following table shows the percentage of total maintenance, consulting, and other services costs for the three and nine months ended September 30, 1996 and 1995 as they relate to maintenance, consulting and other services revenues:

                                            Three Months       Nine Months
                                               Ended             Ended
                                           September 30,     September 30,
                                            1996    1995      1996     1995
                                           ------  ------    ------   ------
Maintenance, consulting and other
 services costs                              43%     49%       44%      48%

Costs of maintenance, consulting and other services as a percentage of maintenance, consulting and other services revenues decreased from the prior year as a result of an increase in consulting and other services revenue, a decrease in headcount and an increase in employee utilization.

Amortization of capitalized software costs for the third quarter of 1996 of $900,000 decreased 14 percent from $1,049,000 for the same period in 1995. Such amortization decreased 13 percent to $2,617,000 in the first nine months of 1996 from $3,025,000 in the comparable 1995 period. The decrease in amortization of capitalized software costs is due to previously released products becoming fully amortized at the end of the first quarter of 1996, partially offset by additional amortization for recent software releases.

Sales and marketing expenses increased during the third quarter of 1996 by 26 percent to $3,807,000 from $3,013,000 for the comparable period in 1995. For the nine months ended September 30, 1996, expenses for sales and marketing of $9,931,000 remained relatively flat compared to $10,062,000 for the same period in 1995. The increase for the three month period is attributable to increased net costs incurred for the Company's annual users conference and higher commissions and travel expenses associated with higher license revenue compared to 1995. Nine month expenses remained relatively flat due to costs associated with changes in senior management in 1995 offset by increased marketing and promotional costs in 1996. Selling and marketing costs fluctuate as a result of the timing of product releases, promotional activities and other factors. Sales and marketing expenses are expected to increase as the Company continues to promote its products. Furthermore, selling expenses will fluctuate as license revenues vary.

Net product development expenses decreased 21 percent to $2,630,000 for the third quarter of 1996 compared to $3,337,000 for the same period in 1995, representing 16 percent and 25 percent of total revenue in such periods, respectively. Expenses for product development for the first nine months of 1996 of $8,502,000 decreased 14 percent from $9,918,000 for the same period in 1995, representing 19 percent and 23 percent of total revenues in such periods, respectively. The decrease is primarily due to an increase in capitalized software development costs compared to prior years. The increase in capitalized software development costs is due to increased software development on products which had reached technological feasibility. In order to actively compete in the market of financial applications, the Company plans to continue to invest in the development of new and existing software products and technology.

General and administrative expenses decreased 74 percent during the third quarter of 1996 to $2,026,000 from $7,646,000 for the third quarter of 1995. For the nine months ended September 30, 1996, general and administrative expenses decreased 50 percent from the comparable prior year period to $6,886,000 from $13,730,000. General and administrative expenses for the nine months ended September 30, 1996 include $1,195,000 for bad debt reserves and costs associated with senior management changes. Included in the general and administrative expenses for the nine months ended September 30, 1995, was $8,444,000 of expense accruals for an office consolidation in the United Kingdom, additions to bad debt reserves, costs associated with a senior management change and sales tax accruals and other reserves. Excluding these expense accruals, 1996 general and administration expenses have increased by eight percent from the nine month period ended September 30, 1995. The increase is primarily attributable to costs associated with the development of infrastructure and business processes.

Income Taxes

Income tax expense/benefit is recorded based on the Company's estimated effective income tax rate for the year. The Company currently estimates that the 1996 effective income tax rate will be a provision of 14 percent. This rate reflects the effect of the charge for purchased in-process research and development. For the nine months ended September 30, 1995, the Company estimated an eight percent income tax benefit. The Company's effective income tax rates are significantly influenced by the proportion of tax-exempt income to taxable income/loss and the generation and expiration of tax attributes.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash flows vary from quarter to quarter due to negotiated terms on perpetual license agreements and the timing of maintenance agreement anniversary dates. Cash flows from operating activities are also affected by the payment of bonuses and commissions which are tied to performance objectives, payments received on perpetual license agreements, and timing of account receivable collections.

The Company's operating activities provided cash of $2,827,000 for the nine months ended September 30, 1996 compared to $2,394,000 provided in the same period of 1995.

Net cash used by financing activities was $1,480,000 during the nine months ended September 30, 1996 compared to $159,000 provided during the same period of 1995. The decrease from the prior year is primarily attributable to the purchase of shares of treasury stock offset by proceeds from the issuance of stock for the Company's employee stock purchase plan and exercise of employee stock options.

The Company intends to continue to utilize a portion of its cash to repurchase shares of its common stock. The Board of Directors has authorized the repurchase of 800,000 shares, not to exceed a total cost of $6,000,000. The shares are being repurchased for use in connection with the Company's employee stock purchase plan and one of its employee stock option plans. The volume of shares repurchased will vary from quarter to quarter. As of September 30, 1996, the Company had acquired 357,000 shares of its common stock at a cost of $3,722,000 for this purpose. During the third quarter of 1996, the company reissued 50,867 of the repurchased shares for use in the Company's employee stock purchase plan.

As of September 30, 1996, the Company had cash and cash equivalents and short- and long-term investments totaling $36,656,000 compared to $42,318,000 at December 31, 1995. The decrease is primarily attributable to the Company's acquisition of Hunt Systems Group, Inc. which resulted in a net reduction of cash by $2,034,000, the net use of cash to repurchase and issue shares of common stock in the amount of $1,249,000, and a net increase in accounts receivable of $3,044,000. The decrease in cash and cash equivalents reflects funds being invested in short- and long-term financial instruments. The increase in accounts receivable is attributable to an increase in revenue and the timing of cash collections.

The Company has a line of credit with a financial institution in the amount of $3,000,000, secured by marketable securities. The line of credit expires on June 30, 1997. No borrowings were outstanding under the line as of September 30, 1996.

As of September 30, 1996, the Company's principal source of liquidity included cash, cash equivalents and short-term investments aggregating $28,895,000. The Company believes that such amounts, together with funds expected to be generated from operations, will satisfy the Company's currently anticipated working capital and capital expenditure requirements for at least the next twelve months.

ADDITIONAL FACTORS AFFECTING OPERATING PERFORMANCE AND STOCK PRICE
------------------------------------------------------------------

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

The Company expects sales and marketing expenses to increase in the future as the Company releases and promotes new products, increases promotions of existing product lines, and continues to build its sales force. However, because of the lengthy sales cycle associated with software applications, the Company believes that the impact of these activities, if any, on future license fee revenues will not be immediate and there can be no assurance that increased sales and marketing expenditures will result in increased revenues.

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

As a result of the foregoing factors and other factors which may arise in the future, the market price of the Company's common stock may be subject to significant fluctuations within a short period of time. These fluctuations may be due to factors specific to the Company, to changes in analysts' earnings estimates or to other factors affecting the computer industry or the securities markets in general.

PART II.  OTHER INFORMATION
---------------------------

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibit 27    Financial Data Schedule (electronic filing only)

         (b)  Reports on Form 8-K

              The Company filed no reports on Form 8-K during the quarter ended September 30, 1996.

                        WALKER INTERACTIVE SYSTEMS, INC.
                                   FORM 10-Q
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        WALKER INTERACTIVE SYSTEMS, INC.
                        --------------------------------
                                  (REGISTRANT)



Date:    November 11, 1996          By:  /s/ BARBARA M. HUBBARD
         -----------------               ----------------------
                                         Barbara M. Hubbard
                                         Vice President and
                                         Corporate Controller
                                         (Chief Accounting Officer)

                        WALKER INTERACTIVE SYSTEMS, INC.
                                   FORM 10-Q
                               INDEX TO EXHIBITS

Exhibit Number    Description
--------------    -----------
27                Financial Data Schedule (electronic filing only)