Form 10-K405
period 1996-12-31
WALKER INTERACTIVE SYSTEMS INC
filed 1997-03-31
CIK 883983

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                         COMMISSION FILE NUMBER 0-19872

                        WALKER INTERACTIVE SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                      95-2862954
     (State or other jurisdiction                        (I.R.S. Employer
   of incorporation or organization)                  Identification Number)

               303 SECOND STREET, SAN FRANCISCO, CALIFORNIA 94107
           (Address of principal executive offices including zip code)

       Registrant's telephone number, including area code: (415) 495-8811

           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

           Securities registered pursuant to Section 12(g)of the Act:
                          COMMON STOCK, $.001 PAR VALUE
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $174,566,000 based on the closing sale price as reported by The Nasdaq National Market on March 12, 1997.

Number of shares of Common Stock outstanding as of March 12, 1997:  13,175,000

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Report on Form 10-K incorporates information by reference from the Registrant's definitive Proxy Statement to be used in conjunction with its 1997 Annual Meeting of Stockholders.

                        WALKER INTERACTIVE SYSTEMS, INC.
                                    FORM 10-K
                                      INDEX

                                     PART I

ITEM 1.  BUSINESS.........................................................................3

ITEM 2.  PROPERTIES.......................................................................7

ITEM 3.  LEGAL PROCEEDINGS................................................................7

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............................7

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.........8

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.............................................9

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                OPERATIONS...............................................................10

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................16

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                DISCLOSURE...............................................................31

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............................31

ITEM 11. EXECUTIVE COMPENSATION..........................................................31

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..................31

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................................31

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.................32

SIGNATURES...............................................................................35


PART I


ITEM 1.      BUSINESS

The report on this Form 10-K contains forward-looking statements, including statements related to industry trends and demand for mainframe products, expected resolution of legal proceedings, cash commitments, working capital requirements and possible expansion in international markets. Discussions containing such forward-looking statements may be found in the material set forth under "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", generally, and specifically therein under the captions "Liquidity and Capital Resources" and "Future Performance and Additional Risk Factors" as well as elsewhere in this Annual Report on Form 10-K. Actual events or results may differ materially from those discussed herein. The risk factors on pages 13 through 15, among others, should be considered in evaluating the Company's prospects and future financial performance.

OVERVIEW
--------

Walker Interactive Systems, Inc. (hereinafter "Walker" or the "Company") was incorporated in California in 1973 and reincorporated in Delaware in March 1992. Walker Interactive Systems, Inc. and its subsidiaries (collectively, the "Company") designs, develops and markets software products for the mainframe and client/server platforms. Of these products, the Tamaris product line represents the Company's core suite of business and financial solutions utilizing the power of the mainframe server, while the Aptos suite of financial applications provides a multi-tier client/server architecture that runs on UNIX and Windows NT servers. Along with the Tamaris and Aptos product lines, the Company develops and markets financial solutions which focus on the high-end corporate market with the ability to serve mid-sized stand-alone organizations and divisions of large corporations. The Company's Tamaris software products include productivity tools that allow the Company's applications to be extensively customized to fit the customer's particular requirements.

The Company derives its revenues primarily from software licenses, software maintenance and professional consulting services. The Company's Tamaris software line is licensed primarily to Fortune 1000 companies and similarly-sized business and governmental organizations worldwide. The Company's Aptos products are marketed primarily in the United Kingdom and are licensed to mid-sized organizations. The Company's products and services are marketed primarily through its sales forces located in the United States, United Kingdom and Asia Pacific. The Company licenses software products directly to customers and occasionally to distributors for resale.

MARKET
------

Corporations, government agencies, universities and other large organizations depend on computer information systems in their operations. Financial and business information systems are strategic resources that are critical to the efficiency, productivity and competitiveness of such organizations. Within enterprises, the modern finance organization has become a proactive participant in business operations instead of acting in the narrower record keeping and reporting role. To support this transition, re-engineering of business processes has emerged as a top priority for many financial executives. At the same time, the shared services model, which combines centralized administrative functions with distributed operational processes, has become the logical choice for many large corporations.

Within the past year, a new technology model has begun to emerge that supports a shared services configuration and leverages corporate intranets--namely, "network computing". The network computing environment implements a more centralized approach around an enterprise server configuration. Incorporating the latest Web technology, this environment allows enterprises to expand the reach of business applications to directly serve employees, vendors and customers. The network computing model has created new competitive advantages for its users through a combination of enhanced customer service and savings in transaction processing costs. Many companies which have adopted this model have seen a significant increase in the average number of users and business transactions, thus increasing the scalability requirements of the enterprise server running core applications such as general ledgers, purchasing and accounts receivable. This shift has contributed to renewed demand for mainframe systems and, for certain types of applications and customer profiles, the mainframe has once again become the preferred computing environment.

IBM's introduction of second-generation CMOS mainframe server computing hardware and the growing acceptance of its S/390 Parallel Sysplex technology provide new alternatives to the large corporation that desires network computing benefits and the capacity and performance of a mainframe. Using an integrated network computing model, customers can take advantage of the mainframe as a corporate enterprise server participating in a network with various types of local servers and desktop environments. The economic model has also changed. Currently, the cost of S/390 CMOS platform and software may be significantly less than earlier generation products.

The Company believes that its commitment to providing leading-edge applications for the mainframe server, combined with the abandonment of the mainframe market by many other application vendors, has created exciting opportunities for the Company.

WALKER STRATEGY AND PRODUCTS
----------------------------

Historically, Walker has been one of the leading suppliers of mainframe financial applications for the high-end corporate market. Walker's strategy has provided high-end financial solutions to meet the unique needs of that market segment, including full support of the network computing model. While other vendors focused their technology efforts on supporting a distributed client/server model, Walker continued to invest in the mainframe as an enterprise network computing server. As a result, the Walker Enterprise Series financial applications support a high-volume network computing environment which, with the growth of Internet functionality, has expanded beyond the corporation itself.

The Walker Enterprise Series is comprised of various product and service offerings, including Tamaris, Aptos, WalkerClient tools and Information Access, WalkerWeb components and the Business Framework Series financial solutions.

TAMARIS C/S. The core of Walker's Enterprise Series offering is the Tamaris suite of business applications. Tamaris is a set of business and financial solutions designed for organizations with high transaction volumes that employ a centralized processing or network computing model using a powerful, back-end processing engine--a mainframe server. Tamaris consists of core financial applications, which are designed to be the industry's leading high-volume solution for large enterprise computing. The Tamaris architecture is designed to provide maximum flexibility, scalability and performance combined with client/server benefits. Applications include General Ledger, Credit and Accounts Receivable, Accounts Payable, Asset Management, Purchase Order Management, Inventory Management and Project Cost Management. These applications exploit the mainframe server environments, including the latest IBM S/390 CMOS and Sysplex configurations.

APTOS. Aptos is a suite of financial applications for UNIX and Windows NT environments targeted for mid-sized, stand-alone organizations and divisions of large companies. Aptos provides a multi-tier client/server architecture that supports multiple platforms and databases. Primarily marketed in the United Kingdom, the Aptos suite includes General Ledger, Purchasing, Accounts Payable, Accounts Receivable and Asset Management together with multi-company and multi-currency processing.

WINDOWS DESKTOP PRODUCTS. WalkerClient products allow the end user to take full advantage of the power of a Windows desktop through a set of easy-to-use applications and tools. By giving the user a personal view into an application, WalkerClient enables the rapid delivery of information and provides PC-based access to Tamaris C/S applications. It also delivers the tools to make adjustments and build customized applications and extensions. Users are provided with an interface that is intuitive, easy-to-use and which keeps prerequisite knowledge of the system to a minimum. WalkerClient business processes can be customized by customers to suit their own business requirements and operating procedures. WalkerClient desktop is designed to operate in a Microsoft Windows environment which supports integration with popular desktop packages such as Microsoft Word, Microsoft Excel, Lotus 123, Lotus cc:Mail and Lotus Notes.

WEB-ENABLED TRANSACTIONS -- WALKERWEB BPS (BUSINESS PROCESSES). During 1996, Walker introduced its Web browser-based transactions interface, WalkerWeb BPs. Like WalkerClient, this offering leverages Internet technology to provide an alternative user interface to Tamaris applications. Using WalkerWeb BPs, Walker customers can exploit an Internet model to provide self-service capabilities to their financial applications. WalkerWeb BPs provide application business transaction access to employees, vendors and customers to perform such functions as payment status, purchase requisitioning and customer information queries.

INFORMATION ACCESS PRODUCTS. Organizations implement new technology to improve end-user access to data and decision-making capabilities. This is not limited to query and reporting, but also encompasses broad scope functions such as data warehouses, data marts and data mining, plus narrower scope functions such as analysis and reporting. It requires open solutions with accessibility to both Walker and non-Walker data. Walker provides information access and reporting solutions utilizing high-end applications and tools from vendors such as Focus for Windows from Information Builders, Inc. and Essbase from Arbor Software Corporation ("Arbor").

WORKGROUP APPLICATIONS -- BUSINESS FRAMEWORK SERIES. Workgroup applications provide high-end operational applications that run in LAN environments and integrate with core financial applications on the mainframe server for additional desktop functionality. Integrated solutions commonly include the Business Framework Series (BFS) product line, including budgeting, financial consolidation, off-line purchase requisitioning and other workgroup-related business processes.

During 1996, Walker acquired the Financial Consolidation and Budgeting products and technology from Hunt Systems Group, Inc. These products were further developed and repackaged as the Walker Business Framework Series. The applications include BFS Financial Consolidation and BFS Budgeting and Planning. During the year, Business Framework Series applications were integrated with Tamaris and Aptos to complete Walker's comprehensive financial management and reporting solution set.

BFS Financial Consolidation allows the customer to combine financial and operational data from various sources into a consistent, easily maintained repository of consolidated financial data. Once all source financial data is collected and reconciled, BFS Financial Consolidation controls the adjustments and eliminations required for consolidated reporting and analysis. BFS Budgeting and Planning automates the entire budgeting and forecasting process and workflow, while allowing each organization within the enterprise to define its own policy and rules.

PRODUCT DEVELOPMENT
-------------------

The Company continually works to enhance its existing products and develop new products. Total expenditures for internal product development, including capitalized software costs, were $16.6 million, $16.9 million and $21.8 million in 1996, 1995 and 1994, respectively. Product development activities are conducted in California, Georgia, and the United Kingdom. Additionally, the Company utilizes third party contractors to augment its internal development efforts. The Company works closely with its existing and prospective customers in order to define the functionality of the Company's new products and enhancements to its existing products. The architecture of the Company's products is layered to facilitate modification and enhancement.

SERVICES
--------

PROFESSIONAL SERVICES. The Company's professional services organization offers training, implementation, customization, migration and related services to its customers. Walker has suites of reusable tools and utilities that enable customers to complete customizations quickly and cost effectively. Some of the areas addressed by Walker professional services include:

     * Performance tuning to increase computer throughput, reduce batch processing time and otherwise improve performance;
     * Migration assistance to cost effectively migrate to new releases or from one platform to another; and
     *    Conversion assistance to integrate third-party applications.

CUSTOMER SUPPORT AND MAINTENANCE. The Company's customer support and maintenance program includes 24-hour hotline telephone support for problem determination and resolution, account management, ongoing functional and technical enhancements for installed products and membership in the Company's user groups. Maintenance is included in a customer's initial license fee for a period generally ranging from 3 to 12 months. Thereafter, customers may renew their maintenance contracts.

INDUSTRY SEGMENTS
-----------------

All of the Company's products and services are considered part of a single industry segment. Information regarding domestic and international revenues and assets are contained in Note 10 to the Consolidated Financial Statements. The Company derives a percentage of its total revenues from foreign operations and export sales. In 1996, such revenues were 29% of total revenue. Transactions associated with the Company's foreign operations are generally denominated in local currencies.

SALES AND MARKETING
-------------------

Walker sells its products primarily through its direct sales force in North America, the United Kingdom and Asia Pacific. In support of its sales force, the Company conducts marketing programs which include telemarketing, seminars, direct mail, promotional materials, customer communication programs and other promotional activities.

Walker markets its products primarily to large or complex organizations with intensive data processing and information management requirements. The Company regards its professional services and product development organizations as integral parts of its marketing strategy because of the long length and technical nature of the sales process.

COMPETITION
-----------

The financial applications and business software market is intensely competitive and rapidly changing. A number of competitors offer products similar to the Company's products and target the same customers. The Company believes that its ability to compete depends upon many factors within and outside its control, including the timing and market acceptance of new products and enhancements developed by the Company and its competitors, product functionality, performance, price, reliability, customer service and support, sales and marketing efforts and product distribution. The primary competition for the Company's products is the financial applications software offered by Geac Computer Corporation Limited (formerly Dun & Bradstreet Software Services, Inc.), Oracle Software Corporation, PeopleSoft, Inc. and SAP AG. In addition, the Company's products compete with the software offered by Coda Group plc, Quality Software Products Holding plc, Lawson Software, Systems Union Group Ltd, Agresso AS and SquareSum Ltd. The Company's products also compete with products offered by other vendors, with systems integrators and with consulting companies that offer custom software development services. In addition, the Company competes with in-house management information services and programming resources of its potential customers. Many of the Company's competitors have substantially greater financial, technical marketing and sales resources than the Company. Some of these competitors also offer business application products not offered by the Company.

The Company encounters competition from a broader range of firms in the market for professional services. These competitors include the consulting divisions of the major accounting firms which possess greater resources than the Company and small independent firms which compete primarily on the basis of price of services provided.

The principal competitive factors in the market for business and financial applications software and services include product functionality, flexibility, portability, integration, reliability, performance, product availability, speed of implementation, quality of customer support and user documentation, vendor reputation, experience, financial stability, cost effectiveness and price.

PROPRIETARY RIGHTS
------------------

The Company typically provides its products to users under non-exclusive, non-transferable perpetual licenses. Under the general terms and conditions of the Company's standard product license agreement, the licensed software may be used only for internal operations on designated computers at specific sites. The Company makes source code for some of its products available to its customers under agreements which restrict use of the source code.

The Company seeks to protect its software, documentation and other written materials under copyright laws, which afford only limited protection. It also asserts trademark rights in its product names. The Company has not sought to protect its products under patent laws. The Company believes that the rapid pace of technological change in the computer industry makes patent or copyright protection of less significance than such factors as the knowledge and experience of management and personnel, name recognition, maintenance and support of software products and the Company's ability to develop, enhance, market and acquire software products and services.

EMPLOYEES
---------

As of December 31, 1996, the Company employed 419 employees, of which 290 were based in the United States and 129 were based internationally. Of the total, 73 of such employees were engaged in sales and marketing, 44 were in customer support, 125 were in professional services, 113 were in product development and 64 were in data processing, administration and finance positions.


ITEM 2.           PROPERTIES

The Company's corporate headquarters are located in San Francisco, California, in a leased facility consisting of approximately 99,000 square feet of office space. The lease and sublease on this space expire in February 1999, but are renewable for an additional five-year term. Additionally, the Company leases office space aggregating approximately 80,000 square feet in the metropolitan areas of Atlanta, Georgia; Boston, Massachusetts; Chicago, Illinois; London, England; Sydney, Australia; and Singapore, Republic of Singapore. The Company believes that it has adequate facilities to accommodate the Company's operations in the near term and that additional space will be available at commercially reasonable terms as needed.

Approximately 65,000 square feet of office space in California, Illinois and England is considered excess capacity. Of the excess, approximately 36,000 square feet are sublet and the Company is actively pursuing additional sublease arrangements for the remaining space. The difference of approximately $1.4 million between the Company's total lease commitments for its excess capacity and the total expected sublease income is included in accrued liabilities at December 31, 1996.


ITEM 3.           LEGAL PROCEEDINGS


The Company is not party to any legal proceedings other than ordinary routine litigation incidental to the Company's business. The following sentence is a forward looking statement. The Company believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated financial statements taken as a whole.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


No matters were submitted to a vote of security holders during the quarter ended December 31, 1996.

PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                  STOCKHOLDER MATTERS

Walker Interactive Systems common stock is traded on The Nasdaq National Stock Market under the symbol "WALK." As of March 12, 1997, there were approximately 174 stockholders of record of the Company's common stock. The Company has not paid any cash dividends and does not anticipate paying any cash dividends in the foreseeable future. Furthermore, the Company has a line of credit with a financial institution which restricts the Company's ability to pay dividends while borrowings are outstanding under the line of credit.

The high and low closing prices per share, for the periods set forth below, are as reported by The Nasdaq National Stock Market System.


PRICE RANGE PER COMMON           MARCH        JUNE      SEPTEMBER   DECEMBER
    SHARE                       31, 1996    30, 1996    30, 1996    31, 1996
    -----                       --------    --------    --------    --------
Price range per common share:

    High                            $11     $12 5/8         $12     $15 1/2
    Low                               7       9 7/8       9 5/8      12 3/8


                                 MARCH        JUNE      SEPTEMBER   DECEMBER
                                31, 1995    30, 1995    30, 1995    31, 1995
                                --------    --------    --------    --------
Price range per common share:

    High                          $8 1/8      $7 1/8      $9 1/5      $8 1/2
    Low                            6 5/8           5       5 2/3       6 3/8


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                           WALKER INTERACTIVE SYSTEMS
                    (in thousands, except per share amounts)

                                                           YEAR ENDED DECEMBER 31,
                                            1996 (1)     1995      1994 (2)      1993       1992
                                            --------     ----      --------      ----       ----
Total revenues                              $62,834    $58,566     $69,180     $64,483    $62,299
Income (loss) before income taxes                86   (10,198)    (15,033)       4,890     11,936
Net income (loss)                             (116)    (9,357)    (12,928)       3,912      7,903
Net income (loss) per share                  (0.01)     (0.72)      (1.01)        0.30       0.64
Weighted average shares outstanding          13,223     12,998      12,750      12,991     12,424
Cash, cash equivalents and investments      $38,170    $42,318     $44,036     $59,341    $51,727
Total assets                                 82,319     82,498      89,834     102,948     94,521
Stockholders' equity                         46,772     48,734      57,521      69,305     64,305


    (1) Includes a $2.8 million charge for the write-off of in-process research and development from the acquisition of Hunt Systems, Inc.

    (2) Includes $23.2 million of charges, of which $12.8 million was the write-off of in-process research and development from the acquisition of The Solutions Group Limited and $10.4 million was for severance and related costs and for the write-off of capitalized software development costs.

QUARTERLY INFORMATION                       MARCH         JUNE      SEPTEMBER    DECEMBER
(Unaudited)                                31, 1996     30, 1996     30, 1996    31, 1996
-----------                                --------     --------     --------    --------
Total revenues                              $14,332      $15,376      $15,969     $17,157
Operating income (loss)                       (295)      (2,741)          461         591
Income (loss) before income taxes               188      (2,242)          963       1,177
Net income (loss)                               135      (2,292)          914       1,127
Net income (loss) per share                    0.01       (0.17)         0.07        0.08
Weighted average shares outstanding          13,961       13,250       14,046      14,298


QUARTERLY INFORMATION                     MARCH          JUNE       SEPTEMBER     DECEMBER
(Unaudited)                              31, 1995      30, 1995      30, 1995     31, 1995
-----------                              --------      --------      --------     --------
Total revenues                            $17,154       $13,621       $13,236      $14,555
Operating income (loss)                     1,313       (4,758)       (8,220)        (359)
Income (loss) before income taxes           1,730       (4,279)       (7,740)           91
Net income (loss)                           1,159       (2,867)       (7,740)           91
Net income (loss) per share                  0.09        (0.22)        (0.59)         0.01
Weighted average shares outstanding        13,269        12,946        13,056       13,548


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The report on this Form 10-K contains forward-looking statements, including statements related to industry trends and demand for mainframe products, expected resolution of legal proceedings, cash commitments, working capital requirements and possible expansion in international markets. Discussions containing such forward-looking statements may be found in the material set forth under "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", generally, and specifically therein under the captions "Liquidity and Capital Resources" and "Future Performance and Additional Risk Factors" as well as elsewhere in this Annual Report on Form 10-K. Actual events or results may differ materially from those discussed herein. The risk factors on pages 13 through 15, among others, should be considered in evaluating the Company's prospects and future financial performance.

Walker Interactive Systems, Inc. and its subsidiaries (collectively, the "Company") designs, develops and markets software products for the mainframe and client/server platforms. Of these products, the Tamaris product line represents the Company's core suite of business and financial solutions utilizing the power of the mainframe server, while the Aptos suite of financial applications provides a multi-tier client/server architecture that runs on UNIX and Windows NT servers. Along with the Tamaris and Aptos product lines, the Company develops and markets financial solutions which focus on the high-end corporate market with the ability to serve mid-sized stand-alone organizations and divisions of large corporations. The Company's Tamaris software products include productivity tools that allow the Company's applications to be extensively customized to fit the customer's particular requirements. The Company compliments its software products by providing consulting and training services to assist in customization and implementation.

The Company derives its revenues primarily from software licenses, software maintenance and professional consulting services. The Company's Tamaris software line is licensed primarily to Fortune 1000 companies and similarly-sized business and governmental organizations worldwide. The Company's Aptos products are marketed primarily in the United Kingdom and are licensed to mid-sized organizations. The Company's products and services are marketed primarily through its sales forces located in the United States, United Kingdom and Asia Pacific. The Company licenses software products directly to customers and occasionally to distributors for resale.

Software license revenues are recognized when software revenue recognition criteria have been met. The portion of revenues from new license agreements which relate to the Company's obligations to provide customer support are deferred and recognized ratably over the contract support period, which is generally three to twelve months. Software maintenance contracts are usually renewable on an annual basis, although the Company may negotiate long-term contracts. Revenues from maintenance contract renewals are deferred and recognized ratably over the terms of the agreements. Revenues from consulting and other services are recognized as the related services are provided or as the milestones are completed.

ACQUISITIONS
------------

On May 17, 1996, the Company acquired the business and net assets of Hunt Systems Group, Inc. ("Hunt") for a total acquisition price of $3.8 million comprised of a $2.1 million cash payment, $1.6 million payable based on achievement of certain performance targets during the four year period following closing and $0.1 million in transaction costs. Additional amounts will be paid if further performance targets are reached during the same four year period. The acquisition was accounted for as a purchase transaction. Of the purchase price, $0.2 million was allocated to identifiable net tangible assets, $0.8 million was allocated to capitalized software and $2.8 million was allocated to in-process research and development. The amount of the purchase price allocated to in-process research and development was charged to the Company's operations, because technological feasibility had not been established and no alternative future uses existed at the acquisition date. The results of operations of Hunt, from the date of acquisition, are included in the 1996 Consolidated Statement of Operations and were not material to the results of operations of the Company.

On June 30, 1994, the Company purchased all of the outstanding share capital of The Solutions Group Limited ("TSGL") and its wholly-owned subsidiary, Financial Solutions Limited, a client/server financial applications software company. The total acquisition cost was $13.6 million, comprised of $12.3 million paid to stockholders of TSGL and $1.3 million of direct and other costs related to the acquisition. The acquisition was accounted for as a purchase transaction. In connection with the acquisition, the Company wrote off $12.8 million of purchased in-process research and development.

SIGNIFICANT CHARGES
-------------------

In 1995, operating expenses included $9.7 million for office consolidations, sales and use taxes, senior management changes, doubtful accounts receivable and other miscellaneous matters. The Company also wrote-off $1.1 million of capitalized software development costs which were considered unrealizable based on anticipated future revenues. Of the total 1995 charges, $8.4 million was general and administrative expense, $1.1 million was amortization of capitalized software costs, $0.6 million was sales and marketing expense, $0.4 million was product development expense and $0.3 million was costs of maintenance, consulting and other services.

In 1994, the Company discontinued a client/server software development project and wrote-off $7.9 million of capitalized software development costs. In connection with the discontinuance of the software development project, the Company reduced its total employment by approximately 15% and expensed $2.5 million, primarily for severance and related costs.

RESULTS OF OPERATIONS FOR 1996, 1995 AND 1994
---------------------------------------------

REVENUES. Revenues increased 7% from 1995 to 1996 and decreased 15% from 1994 to 1995 primarily as a result of changes in license revenues. The Company believes that license revenues were lower in 1995 than in 1994 as a result of technology trends that reduced the demand for mainframe based products. License revenues increased $3.5 million in 1996. The Company believes that license revenues increased because mainframe product demand increased and customers decided their requirements would be better served by a mainframe solution. The Company's Aptos product line in the United Kingdom further contributed to the increase in 1996 revenues. The Company believes that stronger sales of the Aptos product line resulted from product feature and functionality enhancements and promotional activities. Although the Company experienced license growth during 1996, the Company's 1995 and 1996 license revenues were significantly below historical levels.

Maintenance revenues were relatively flat at $27.2 million, $28.4 million and $26.8 million for 1996, 1995 and 1994, respectively. During 1996, 1995 and 1994, the Company experienced a maintenance support renewal rate of approximately 85%. The non-renewals were offset by new customer contracts and rate increases of 10% during 1995 and 1994.

Consulting revenues were relatively flat at $27.0 million, $25.0 million and $27.0 million for 1996, 1995 and 1994, respectively. Consulting revenues are generated from new and existing customers for services related to training, implementations, customizations, migrations, enhancements and other special projects. In 1994 and 1995, the Company derived its consulting revenues primarily from implementations. In 1996, a greater portion of the Company's consulting revenues related to post-implementation engagements.

Revenues generated in North America remained relatively stable representing 71%, 70% and 73% of total revenues for the fiscal years ended December 31, 1996, 1995 and 1994, respectively. During 1996, the Company experienced an increase in revenues generated in the United Kingdom and a decrease in revenues generated in the Asia Pacific region.

COSTS OF MAINTENANCE, CONSULTING AND OTHER SERVICES. Costs of maintenance, consulting and other services represented 45%, 47% and 47% of the respective revenues in 1996, 1995 and 1994, respectively. The percentage decrease in 1996 was a result of increased efficiency in service delivery.

SALES AND MARKETING. Sales and marketing expenses increased 12% from 1995 to 1996 while remaining relatively flat in 1994 compared to 1995. The increase in 1996 is attributable to higher commissions and travel expenses associated with the increase in license revenues and increased costs for the Company's annual North America users' conference. Sales and marketing expenses as a percentage of total revenues were 22%, 21% and 18% in 1996, 1995 and 1994, respectively. The 1995 and 1996 increases as a percentage of revenue resulted from costs associated with 1995 senior management changes and 1996 marketing promotions. The Company expects sales and marketing expenses to increase in the future as the Company releases and promotes new products, increases promotions of existing product lines and continues to build its sales force.

PRODUCT DEVELOPMENT. Product development related expenses, excluding amortization of capitalized software, are detailed as follows (in thousands):

                                                       YEAR ENDED DECEMBER 31,
                                                     1996       1995       1994
                                                     ----       ----       ----
Product development costs including additions to
   capitalized software (gross)                    $16,571    $16,879    $21,783

Less:
   Additions to capitalized software                 5,201      4,230      7,138
                                                   -------    -------    -------
Product development expenses                       $11,370    $12,649    $14,645
                                                   =======    =======    =======


The decrease in 1995 and 1996 gross product development expenses from 1994 is attributable to a reduction in product development personnel which was made in conjunction with the discontinuance of a client/server software development project in 1994. As a percentage of gross product development expenses, additions to capitalized software were 31%, 25% and 32% in 1996, 1995 and 1994, respectively. During 1995, the Company refocused its product development efforts. As a result, the Company capitalized a lower percentage of gross product development expenses in that year. The Company expects product development expenses to grow in future periods.

AMORTIZATION OF CAPITALIZED SOFTWARE. Excluding a 1995 write-off of $1.1 million of capitalized software development costs which were considered unrealizable, amortization of capitalized software decreased 5% from 1995 to 1996 and 2% from 1994 to 1995. The decrease in 1996 is primarily attributable to products becoming fully amortized in early 1996, partially offset by additional amortization for recent software releases.

GENERAL AND ADMINISTRATIVE. General and administrative expenses were $9.0 million, $15.4 million and $6.3 million in 1996, 1995 and 1994, respectively. The increase from 1994 to 1995 was attributable to an $8.4 million provision for office consolidations, additions to bad debt reserves, costs associated with a senior management change, sales tax accruals and other reserves. The decrease from 1995 to 1996 was attributable to the provisions in 1995, partially offset by 1996 charges for bad debt and increased labor associated with the enhancement of infrastructure and business processes.

INCOME TAX EXPENSE (BENEFIT). In 1996, the Company provided income taxes of $0.2 million on a pretax income of $0.1 million. The income tax provision reflects the interaction of taxes incurred in foreign jurisdictions, the proportion of tax-exempt income to taxable income or loss and the generation and expiration of tax attributes. The Company's effective income tax rate was 8% and 14% in 1995 and 1994, respectively. The benefit of 8% in 1995 was due to the Company's 1995 pretax loss and a valuation allowance of $2.3 million for deferred tax assets. The benefit of 14% in 1994 was a result of the Company's 1994 pretax loss, reduced by the nondeductibility of the $12.8 million write-off of purchased in-process research and development.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's operating activities provided cash of $7.9 million, $4.5 million and $7.9 million in 1996, 1995 and 1994, respectively. The increase in 1996 cash flows was due to increased license revenues and certain significant charges in 1995 that used cash.

Net cash used by financing activities was $2.6 million during 1996 compared to $0.6 million in 1995. In 1994, net cash provided by financing activities was $0.3 million, primarily from proceeds from stock transactions associated with employee stock purchase and stock option plans. In 1996, the Company used $5.2 million to repurchase its common stock, partially offset by $2.9 million of proceeds from stock transactions associated with employee stock purchase and stock option plans. As of December 31, 1996, a total of 492,000 shares of common stock had been repurchased at a total cost of $5.6 million, and the Company had authorization from its Board of Directors to use cash of $0.4 million for additional repurchases. The repurchased shares are designated for use in connection with the Company's employee stock purchase plan and one of its employee stock option plans. During 1996, the Company reissued 100,000 of treasury shares for the employee stock purchase plan.

As of December 31, 1996, the Company had cash and cash equivalents and short- and long-term investments totaling $38.2 million compared to $42.3 million at December 31, 1995. The decrease is primarily attributable to the Company's acquisition of Hunt Systems Group, Inc., which resulted in a $2.0 million net reduction of cash, and the use of $2.5 million cash for financing activities. The decrease in cash and cash equivalents of $11.9 million is a result of funds being invested in short- and long-term financial investments.

The Company has a line of credit with a financial institution in the amount of $3.0 million, secured by marketable securities. The line of credit expires on June 30, 1997. The Company did not borrow against this line of credit during 1996. The credit agreement provides that the Company shall maintain certain financial ratios, and contains restrictions related to various matters, including the Company's ability to effect mergers or acquisitions without the bank's approval and the Company's ability to pay dividends while borrowings are outstanding under the line of credit.

As of December 31, 1996, the Company's principal sources of liquidity included cash, cash equivalents and short- and long-term investments aggregating $38.2 million. The following two sentences contain forward looking statements. The Company expects to utilize approximately $4.0 million in cash over the next five years for excess capacity lease commitments and sales and use tax liabilities. The Company believes that its principal sources of liquidity, together with funds expected to be generated from operations, will satisfy the Company's currently anticipated working capital and capital expenditure requirements for at least the next twelve months.

FUTURE PERFORMANCE AND ADDITIONAL RISK FACTORS
----------------------------------------------

FLUCTUATIONS IN OPERATING RESULTS. The Company has experienced and may in the future experience significant quarterly and annual fluctuations in revenues and results of operations. The Company's revenues and results of operations fluctuate as a result of a variety of factors which include the lengthy sales cycle of the Company's products, the amount of revenue generated from products which require third party royalty payments, changes in product mix, demand for the Company's products, competitive conditions in the industry and general economic conditions. Furthermore, the revenue growth rates experienced during 1996 may not continue into 1997 and beyond. Shortfalls in revenues or earnings from levels expected by the financial market could have an immediate and significant adverse effect on the trading price of the Company's common stock.

Future operating results will continue to heavily depend on the level of license sales. Although the Company experienced license growth during 1996, the Company's 1995 and 1996 license revenues were significantly below historical levels. Due to the lengthy sales cycle associated with the Company's software products, revenues are difficult to forecast and may fluctuate dramatically between reporting periods. Future prices the Company will be able to obtain for its software products may decrease from historical levels depending on competitive factors. Maintenance revenues are derived from new and existing customers. Lower than expected maintenance revenues may result if cancellations or non-renewals of maintenance agreements are not replaced by new maintenance agreements equal to or greater than those lost. Consulting revenues are derived from new and existing customers for services related to training, implementations, customizations, migrations, enhancements and other special projects. In order to maintain or increase existing levels of consulting revenues, the Company depends on consulting engagements from new license customers. However, revenues from consulting engagements may be generated for an extended period of time beyond the customers' software implementations. There can be no assurances that the Company will continue the license revenue growth trend experienced in 1996 or that the Company will achieve historical levels of license revenue. If the Company does not sustain its license revenue levels or growth trend, there can be no assurances that the Company will be able to sustain current levels of maintenance and consulting and other services revenues.

The following sentence is a forward looking statement. The Company plans to increase its presence in international markets. Risks associated with such pursuits include, but are not limited to, the following: changing market demands, economic and political conditions in foreign markets, foreign exchange fluctuations, longer collections cycles and changes in international tax laws. During 1996, the Company experienced an increase in revenues generated in the United Kingdom and a decrease in revenues generated in the Asia Pacific region. There can be no assurances that the Company will continue to experience increased revenues in the United Kingdom or that the Company will be able to reverse the decreases in revenues generated in Asia Pacific. Furthermore, there can be no assurances that the Company's sales and marketing efforts in other international markets will result in future revenue.

During 1996, the Company entered into fixed price services agreements with some customers and the Company expects to enter into additional fixed priced agreements in 1997 and thereafter. The Company cannot ensure that such arrangements can or will provide profit margins comparable to non-fixed price agreements. Such fixed price arrangements may become a greater proportion of the Company's revenues in the future.

Company generates revenue from internally developed software products, some of which utilize technology licensed from third parties. The Company expects to continue utilizing third party technology and may enter into agreements with additional business partners. If sales of software utilizing third party technology increase disproportionately, operating income as a percent of revenue may be below historical levels due to third party royalty obligations. There can be no assurances that the third parties will renew existing agreements with the Company or require financial conditions which are unfavorable to the Company.

The Company expects product development expenses to grow in future periods. However, there can be no assurances that revenues will be sufficient to support the future product development which is required for the Company to be competitive. Although the Company may be able to release new products in addition to enhancements to existing products, there can be no assurances that the Company's new or upgraded products will be accepted, will not be delayed or canceled, or will not contain errors or "bugs" that could affect the performance of the product or cause damage to users' data.

The Company expects sales and marketing expenses to increase in the future as the Company releases and promotes new products, increases promotions of existing product lines and continues to build its sales force. However, because of the lengthy sales cycle associated with software applications, the Company believes that the impact of these activities, if any, on future license revenues will not be immediate and there can be no assurances that increased sales and marketing expenditures will result in increased revenues.

COMPETITION. The financial applications and business software market is intensely competitive and rapidly changing. A number of competitors offer products similar to the Company's products and target the same customers. The Company believes that its ability to compete depends upon many factors within and outside its control, including the timing and market acceptance of new products and enhancements developed by the Company and its competitors, product functionality, performance, price, reliability, customer service and support, sales and marketing efforts and product distribution. The primary competition for the Company's products is the financial applications software offered by Geac Computer Corporation Limited (formerly Dun & Bradstreet Software Services, Inc.), Oracle Software Corporation, PeopleSoft, Inc. and SAP AG. In addition, the Company's products compete with the software offered by Coda Group plc, Quality Software Products Holding plc, Lawson Software, Systems Union Group Ltd, Agresso AS and SquareSum Ltd. The Company's products also compete with products offered by other vendors, with systems integrators and with consulting companies that offer custom software development services. In addition, the Company competes with in-house management information services and programming resources of its potential customers. Many of the Company's competitors have substantially greater financial, technical marketing and sales resources than the Company. Some of these competitors also offer business application products not offered by the Company. There can be no assurances that the Company will be able to compete successfully in the future.

RAPID TECHNOLOGICAL CHANGE. The software industry is characterized by rapid technological change. The pace of change has accelerated due to advances in mainframe and client/server technology and the growth in internet, intranet and extranet utilization. The Company expects to evaluate potential opportunities and may invest in those which are compatible with the Company's strategic direction. However, there can be no assurances that any such investments will be profitable. Furthermore, the Company's products are designed primarily for use with certain mainframe and client/server systems. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete. Accordingly, the Company's future success will depend in part upon its ability to continue to enhance its current products and to develop and introduce new products that respond to evolving customer requirements and keep pace with technological development and emerging industry standards, such as new operating systems, hardware platforms, interfaces and third party applications software. There can be no assurances that the Company will be successful in developing and marketing product enhancements or new products that respond to technological change, changes in customer requirements or emerging industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of such products and enhancements, or that any new products or enhancements that it may introduce will achieve market acceptance.

PROPRIETARY RIGHTS. The Company regards its products as proprietary. Through its license agreements with customers and its internal security systems, confidentiality procedures and employee agreements, the Company has taken steps to maintain the trade secrecy of its products. However, there can be no assurances that misappropriation will not occur. In addition, the laws of some countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States.

The Company is not aware of any claims that its products infringe on the proprietary rights of third parties, however, there can be no assurances that third parties will not assert infringement claims against the Company in the future with respect to current or future products or that any such assertions may not require the Company to enter into royalty arrangements or result in costly litigation.

EMPLOYEES. The Company's success depends on a number of its key employees. The loss of the services of the Company's key employees could have a material adverse effect on the Company. The Company believes that its future success will also depend in large part on its ability to attract and retain highly-skilled technical and managerial personnel. Competition for such personnel in the software industry is intense and the supply is limited. There can be no assurances that the Company will be successful in attracting and retaining such personnel.

ITEM 8.     CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

            Independent Auditors' Report........................................................17

            Consolidated Balance Sheets as of  December 31, 1996 and December
                31, 1995........................................................................18

            Consolidated Statements of Operations for the years ended
                December 31, 1996, 1995 and 1994................................................19

            Consolidated Statements of Stockholders' Equity for the years ended
                December 31, 1996, 1995 and 1994................................................20

            Consolidated Statements of Cash Flows for the years ended December
                31, 1996, 1995 and 1994.........................................................21

            Notes to Consolidated Financial Statements..........................................22


INDEPENDENT AUDITORS' REPORT


To The Stockholders and Board of Directors of
  Walker Interactive Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Walker Interactive Systems, Inc. and its subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audit also included the consolidated financial statement schedule on page
37. These financial statements and the consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Walker Interactive Systems, Inc. and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements take as a whole, presents fairly in all material respects the information set forth therein.



/s/ DELOITTE & TOUCHE LLP
-------------------------

DELOITTE & TOUCHE LLP
San Francisco, California
February 4, 1997

                       WALKER INTERACTIVE SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands, except share amounts)


                                                                   DECEMBER 31,
                       ASSETS                                     1996      1996
                                                                --------  --------
Current assets:
 Cash and cash equivalents                                       $13,475   $25,412
 Short-term investments                                           17,615    10,976
 Accounts receivable, net of allowance for doubtful
  accounts of $1,584 in 1996 and $1,290 in 1995                   11,316     9,719
 Prepaid expenses                                                  1,010     1,241
 Other receivables                                                   929       693
                                                                 -------   -------
  Total current assets                                            44,345    48,041

Long-term investments                                              7,080     5,930
Property and equipment, net                                        4,332     5,039
Capitalized software, net of accumulated amortization
 of $25,114 in 1996 and $21,451 in 1995                           11,858     9,635
Deferred tax assets, net                                          14,060    13,181
Other assets                                                         644       672
                                                                 -------   -------
TOTAL ASSETS                                                     $82,319   $82,498
                                                                 =======   =======

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                                $ 3,160   $ 1,770
 Accrued liabilities                                               9,992    10,672
 Deferred revenue                                                 14,855    14,060
                                                                 -------   -------
  Total current liabilities                                       28,007    26,502

Deferred revenue                                                   2,441     2,709
Accrued rent                                                         960     1,282
Other long-term obligations                                        4,139     3,271
                                                                 -------   -------
  Total liabilities                                               35,547    33,764
                                                                 -------   -------

Stockholders' equity:
 Common stock, $.001 par value: 50,000,000 shares
  authorized; issued 13,494,487 shares - December
  31, 1996; 13,120,105 shares - December 31, 1995                     13        13
 Additional paid-in capital                                       70,008    67,532
 Currency translation adjustments                                    253       123
 Unrealized gain (loss) on investments                               (39)       43
 Accumulated deficit                                             (18,710)  (18,594)
 Treasury stock at cost (397,194 shares - December 31,
  1996; 55,143 shares - December 31, 1995)                        (4,753)     (383)
                                                                 -------   -------
  Total stockholders' equity                                      46,772    48,734
                                                                 -------   -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $82,319   $82,498
                                                                 =======   =======

See accompanying notes to consolidated financial statements.

                       WALKER INTERACTIVE SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (Dollars in thousands, except per share amounts)

                                                                    YEAR ENDED DECEMBER 31,
                                                                   1996      1995       1994
                                                                  ------    -------    -------
REVENUES:

   License                                                        $ 8,647   $ 5,129    $15,384
   Maintenance                                                     27,231    28,440     26,820
   Consulting and other services                                   26,956    24,997     26,976
                                                                  -------   -------   --------
     Total revenues                                                62,834    58,566     69,180

OPERATING EXPENSES:

   Costs of revenues:
     Costs of maintenance, consulting and other services           24,167    25,326     25,028
     Amortization of capitalized software                           3,662     4,959      3,952
   Sales and marketing                                             13,803    12,293     12,493
   Product development                                             11,370    12,649     14,645
   General and administrative                                       9,032    15,363      6,267
   Write-off of purchased in-process
     research and development                                       2,784         -     12,848
   Write-off of capitalized software and
     related severance and other costs                                  -         -     10,405
                                                                  -------   -------   --------
     Total operating expenses                                      64,818    70,590     85,638

Operating loss                                                     (1,984)  (12,024)   (16,458)
     Interest income, net                                           2,070     1,826      1,425
                                                                  -------   -------   --------
Income (loss) before income taxes                                      86   (10,198)   (15,033)
     Income tax expense (benefit)                                     202      (841)    (2,105)
                                                                  -------   -------   --------

NET LOSS                                                            ($116)  ($9,357)  ($12,928)
                                                                  =======   =======   ========
NET LOSS PER SHARE                                                 ($0.01)   ($0.72)    ($1.01)
                                                                  =======   =======   ========
Shares used in computing net loss per share                        13,223    12,998     12,750
                                                                  =======   =======   ========

See accompanying notes to consolidated financial statements.

                       WALKER INTERACTIVE SYSTEMS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (Dollars in thousands)

                                                                                                               Retained      Total
                                                                     Additional   Currency       Unrealized     Earnings    Stock-
                                    Common Stock    Treasury Stock    Paid-in    Translation     Gain(Loss)   (Accumulated  holders'
                                  Shares    Amount  Shares   Amount   Capital    Adjustments   on Investments   Deficit)    Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1994      12,633,538    $13       -   $     -   $65,733        ($132)            $-         $3,691   $69,305
------------------------------------------------------------------------------------------------------------------------------------
Common stock issued by
  exercise of stock options        157,643      -                         233                                                  233
Common stock issued under
  employee stock purchase plan      91,055      -                         627                                                  627
Tax benefit from exercise
  of stock options                                                        375                                                  375
Currency translation adjustment                                                         96                                      96
Unrealized loss on investments                                                                       (187)                    (187)
Net loss                                                                                                         (12,928)  (12,928)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994    12,882,236     13       -         -    66,968          (36)          (187)        (9,237)   57,521
Common stock issued by
  exercise of stock options        197,702      -                         126                                                  126
Common stock issued under
  employee stock purchase plan      40,167      -                         195                                                  195
Treasury stock acquired                             (55,143)    (383)                                                         (383)
Tax benefit from exercise
  of stock options                                                        243                                                  243
Currency translation adjustment                                                        159                                     159
Unrealized gain on investments                                                                        230                      230
Net loss                                                                                                          (9,357)   (9,357)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995    13,120,105     13   (55,143)    (383)  67,532          123             43        (18,594)   48,734
Common stock issued by
  exercise of stock options        342,628      -                       2,078                                                2,078
Common stock issued under
  employee stock purchase plan      31,754      -                         197                                                  197
Treasury stock acquired                            (442,000)  (5,245)                                                       (5,245)
Treasury stock reissued under
  employee stock purchase plan                       99,949      875     (258)                                                 617
Tax benefit from exercise
  of stock options                                                        459                                                  459
Currency translation adjustment                                                        130                                     130
Unrealized loss on investments                                                                        (82)                     (82)
Net loss                                                                                                            (116)     (116)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996    13,494,487    $13  (397,194) ($4,753) $70,008         $253           ($39)      ($18,710)   $46,772
====================================================================================================================================

See accompanying notes to consolidated financial statements.

                       WALKER INTERACTIVE SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                       1996       1995        1994
                                                                                     --------   --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                             ($116)  ($9,357)    ($12,928)
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
     Depreciation and amortization                                                      6,851      9,130       7,657
     Tax benefit of nonqualified stock options                                            459        243          75
     Write-off of capitalized software costs                                                -          -       7,878
     Write-off of purchased in-process research and development                         2,784          -      12,848
     (Gain) loss on property retirements and fixed asset write-downs                      (11)     1,366         219
   Changes in operating assets and liabilities:
     Accounts receivable, net                                                          (1,716)     2,568      (2,607)
     Prepaid expenses                                                                     231       (190)       (144)
     Accounts payable                                                                  (1,390)        50        (387)
     Accrued liabilities                                                                1,271      3,373       2,570
     Deferred tax assets                                                                 (879)    (1,643)     (3,284)
     Deferred revenue                                                                     467     (1,467)     (2,917)
     Other                                                                                (88)       448      (1,110)
                                                                                      -------    -------    --------
       Net cash provided by operations                                                  7,863      4,521       7,870
                                                                                      -------    -------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from employee stock purchase plan
     issuances and stock options exercised                                              2,892        321         860
   Capital lease and loan payments                                                       (236)      (505)       (596)
   Treasury stock acquired                                                             (5,245)      (383)          -
                                                                                      -------    -------    --------
       Net cash provided (used) by financing activities                                (2,589)      (567)        264
                                                                                      -------    -------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchases of short- and long-term investments                                      (36,984)  (28,518)     (59,950)
   Maturities of short-term investments                                                 7,400     27,791      55,461
   Sales of short-term investments                                                     21,713     13,500      22,648
   Acquisition of Hunt Systems Group, Inc.                                             (2,034)         -           -
   Acquisition of The Solutions Group Limited                                               -          -     (12,348)
   Purchases of property and equipment                                                 (2,105)    (1,442)     (4,043)
   Additions to capitalized software                                                   (5,201)    (4,230)     (7,138)
                                                                                      -------    -------    --------
       Net cash provided (used) by investing activities                               (17,211)     7,101      (5,370)
                                                                                      -------    -------    --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (11,937)    11,055       2,764

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                        25,412     14,357      11,593
                                                                                      -------    -------    --------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                             $13,475    $25,412    $ 14,357
                                                                                      =======    =======    ========

Supplemental Disclosure:
   Short- and long-term obligations incurred related to business acquired             $ 1,444    $     -    $      -
   Cash paid for income taxes                                                               5        619         358


See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SIGNIFICANT ACCOUNTING POLICIES
--       -------------------------------

         DESCRIPTION OF THE COMPANY. Walker Interactive Systems, Inc. and its subsidiaries (the "Company") designs, develops and markets software products for the mainframe and client/server platforms. The Company derives its revenues primarily from software licenses, software maintenance and professional consulting services. The Company's mainframe software line is licensed primarily to Fortune 1000 companies and similarly-sized businesses and governmental organizations worldwide. The Company's client/server software products are marketed primarily in the United Kingdom and are licensed to mid-sized organizations. The Company's products and services are marketed primarily through its sales forces located in the United States, the United Kingdom and Asia Pacific.

         PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of Walker Interactive Systems, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

         ESTIMATES AND ASSUMPTIONS. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

         Significant estimates used in the consolidated financial statements include the estimates of (i) anticipated future gross revenues from the estimated economic life of the products for which development costs have been capitalized, (ii) expense accruals associated with office consolidations and sales and use tax, (iii) the life of identifiable intangible assets from acquisitions and (iv) realizability of deferred tax assets. The amounts that the Company will ultimately incur or recover could differ materially from the Company's current estimates. The underlying assumptions and facts supporting these estimates could change in 1997 and thereafter.

         CAPITALIZED SOFTWARE. Capitalized software include certain costs of purchased and internally developed software, and are stated at the lower of cost or net realizable value. Capitalization of internally developed software begins upon the establishment of technological feasibility. Amortization of capitalized development costs begins when the products are available for general release to customers, and is computed as the greater of (a) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for the product, or (b) the straight-line method over the remaining estimated economic life of the product (not exceeding five years). It is possible that these estimates of anticipated future gross revenues, the remaining estimated economic life of the products, or both, could be reduced significantly due to either competitive factors or the rate of technological change.

         PROPERTY AND EQUIPMENT. Property and equipment is stated at cost. Depreciation is computed primarily utilizing the straight-line method over the estimated useful lives which range from three to ten years. Leasehold improvements are amortized utilizing the straight-line method over the lesser of the estimated useful lives or remaining lease terms.

         REVENUE RECOGNITION. Software license revenues are recognized when software revenue recognition criteria have been met. The portion of revenues from new license agreements which relate to the Company's obligations to provide customer support are deferred and recognized ratably over the contract support period, which is generally three to twelve months. Software maintenance contracts are usually renewable on an annual basis, although the Company may negotiate long-term contracts. Revenues from maintenance contract renewals are deferred and recognized ratably over the terms of the agreements. Revenues from consulting and other services are recognized as the related services are provided or as the milestones are completed.

         CONCENTRATION OF CREDIT RISK. The Company's investment portfolio is diversified and consists of short- and long-term investment grade securities. The Company's accounts receivable are derived from sales to customers located in the United States, United Kingdom and Asia Pacific. The Company performs ongoing credit evaluations of its customers' financial condition and maintains reserves for potential credit losses.

         TRANSLATION OF FOREIGN CURRENCIES. Gains and losses from translation of foreign subsidiaries' financial statements are reported as a separate component of stockholders' equity. Net gains and losses from foreign currency transactions are included in the determination of net income
         (loss).

         NET INCOME (LOSS) PER SHARE. Net income (loss) per share is calculated based upon the weighted average number of common and common equivalent shares, when dilutive, outstanding at the end of each year.

         SFAS NO. 123 ACCOUNTING FOR STOCK-BASED COMPENSATION. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, in 1996. SFAS No. 123 establishes accounting and disclosure requirements using a fair value based method of accounting for stock-based employee compensation plans. Under SFAS No. 123, the Company may either utilize the new fair value based accounting method or continue to utilize the intrinsic value based method and provide pro forma disclosures of net income and earnings per share as if the accounting provisions of SFAS No. 123 had been adopted. The Company adopted the disclosure requirements of SFAS No. 123; therefore such adoption had no effect on the Company's consolidated net earnings or cash flows.

         RECLASSIFICATIONS. Certain reclassifications have been made to prior years' amounts in order to conform to the 1996 consolidated financial statement presentation.

2.       ACQUISITIONS
--       ------------

         On May 17, 1996, the Company acquired the business and net assets of Hunt Systems Group, Inc. ("Hunt") for a total acquisition price of $3,759,000 comprised of a $2,109,000 cash payment, $1,550,000 payable based on achievement of certain performance targets during the four year period following closing and $100,000 in transaction costs. Additional amounts will be paid if further performance targets are reached during the same four year period. The acquisition was accounted for as a purchase transaction. Of the purchase price, $190,000 was allocated to identifiable net tangible assets, $785,000 was allocated to capitalized software and $2,784,000 was allocated to in-process research and development. The amount of the purchase price allocated to in-process research and development was charged to the Company's operations, because technological feasibility had not been established and no alternative future uses existed at the acquisition date. The results of operations of Hunt, from the date of acquisition, are included in the 1996 Consolidated Statement of Operations and were not material to the results of operations of the Company.

         On June 30, 1994, the Company purchased all of the outstanding share capital of The Solutions Group Limited ("TSGL") and its wholly-owned subsidiary, Financial Solutions Limited, a client/server financial applications software company. The total acquisition cost was $13,648,000, comprised of $12,348,000 paid to stockholders of TSGL and $1,300,000 of direct and other costs related to the acquisition. The acquisition was accounted for as a purchase transaction. In connection with the acquisition, the Company wrote off $12,848,000 of purchased in-process research and development.

3.       CASH AND CASH EQUIVALENTS AND SHORT- AND LONG-TERM INVESTMENTS
--       --------------------------------------------------------------

         All liquid investments with original maturities of three months or less are considered cash and cash equivalents. Cash equivalents are stated at cost, which approximates fair value. The Company classifies those investments which mature in less than one year as short-term investments. The Company's short- and long-term investments are classified as available-for-sale and reported at fair value. Net unrealized gains and losses are excluded from earnings and reported net of income taxes as a separate component of stockholders' equity.

         Short- and long-term investments available-for-sale are summarized as follows (in thousands):

                                                       Gross        Gross
                                        Amortized   Unrealized   Unrealized
       December 31, 1996                  Costs        Gains        Losses    Fair Value
       -----------------                  -----        -----        ------    ----------

       U.S. Government securities         $8,678          $4        ($18)       $8,664
       Corporate debt                     16,056           5         (30)       16,031
                                         -------        ----        ----       -------
       Total investments                  24,734           9         (48)       24,695
       Long-term investments               7,101           2         (23)        7,080
                                         -------        ----        ----       -------
       Short-term investments            $17,633          $7        ($25)      $17,615
                                         =======        ====        ====       =======


       December 31, 1995
       -----------------

       State and agency securities       $14,342         $42        $  -       $14,384
       Corporate debt                      2,521           1           -         2,522
                                         -------        ----        ----       -------
       Total investments                  16,863          43           -        16,906
       Long-term investments               5,904          26           -         5,930
                                         -------        ----        ----       -------
       Short-term investments            $10,959         $17        $  -       $10,976
                                         =======        ====        ====       =======


4.       PROPERTY AND EQUIPMENT
--       ----------------------

         Property and equipment at December 31, 1996 and 1995 includes the following (in thousands):

                                                    DECEMBER 31,
                                                  1996          1995
                                                  ----          ----
           Equipment                            $14,498       $12,776
           Furniture and fixtures                 2,461         2,234
           Leasehold improvements                 1,489         1,050

          Property under capital leases:
              Equipment                           1,465         1,475
              Furniture                           1,760         1,917
                                               --------       -------
                                                 21,673        19,452
           Less:
               Accumulated depreciation         (17,341)      (14,413)
                                              ---------       -------
           Property and equipment, net           $4,332        $5,039
                                              =========       =======
         Depreciation expense totaled $2,992,000, $4,007,000 and $3,705,000 for 1996, 1995 and 1994, respectively.

5.       LIABILITIES
--       -----------

         Deferred revenue (current) is primarily comprised of deferred product maintenance of $13,701,000 and $13,422,000 at December 31, 1996 and 1995, respectively. Accrued liabilities consists of sales and use tax accruals of $2,780,000 and $3,045,000 at December 31, 1996 and 1995,
         respectively.

6.    INCOME TAXES
      ------------

     The Company's deferred tax balances at December 31, 1996 and 1995 are as follows (in thousands):

                                                  DECEMBER 31,
                                                 1996     1995
                                               -------  --------
     Deferred Tax Assets:

     Deferred revenue recognized for tax       $ 2,081   $ 3,182
     Excess book depreciation over tax
      depreciation                               1,790     1,294

     Accrued liabilities and reserves            3,228     2,981
     Research and development credits            3,391     3,186
     Alternative minimum tax credits               481       474
      carryover
     Net operating loss carryover                4,935     3,957
     Foreign tax credits carryover               2,556     2,322
     Foreign losses                                461     1,228
     Other                                         290       406
                                               -------  --------
                                                19,213    19,030
     Valuation Allowance                        (2,844)   (2,288)
                                               -------  --------
     Total                                      16,369    16,742
                                               -------  --------

     Deferred Tax Liabilities:

     Capitalized software development
         costs expensed for tax purposes        (2,309)   (3,561)
                                               -------  --------
     Deferred Tax Assets - net                 $14,060   $13,181
                                               =======  ========

     In 1995, the Company established a valuation allowance of $2,288,000 for tax credits expected to expire unused and foreign losses from which the Company does not expect to derive any benefit. As of December 31, 1996, the valuation allowance balance was $2,844,000. At December 31, 1996, the Companys deferred tax assets included approximately $10,882,000 of items which will expire with the passage of time. Realization is dependent on generating sufficient taxable income prior to the expiration of such benefits. Although realization is not assured, management believes it is more likely than not that the deferred tax assets, net of the valuation allowance, will be realized. The deferred tax assets considered realizable could be reduced if estimates of future taxable income during the carry-forward periods are reduced.

     At December 31, 1996, the Company has federal net operating loss carryforwards of approximately $7,800,000 which expire in varying amounts from 2007 through 2010, federal research tax credits of $2,054,000 which expire in varying amounts from 1997 through 2009, California state research tax credits of $1,337,000 and alternative minimum tax credits of $481,000 which have no expiration date and foreign tax credits of $2,556,000 which expire in varying amounts from 1997 through 2001.

     Income tax expense (benefit) consists of (in thousands):

     1996:      Current  Deferred     Total
                -------  --------   --------
     Federal     $  501     ($357)  $    144
     State           45      (354)      (309)
     Foreign        535      (168)       367
                -------  --------   --------
     Total       $1,081     ($879)  $    202
                =======  ========   ========


     1995:      Current   Deferred     Total
                -------   --------    -------
     Federal     $    -      ($70)      ($70)
     State          170      (745)      (575)
     Foreign        632      (828)      (196)
                -------   --------    -------
     Total       $  802   ($1,643)     ($841)
                =======   ========    =======
     1994:

     Federal     $    -   ($3,386)   ($3,386)
     State          110       102        212
     Foreign      1,069         0      1,069
                -------   --------    -------
     Total       $1,179   ($3,284)   ($2,105)
                =======   ========    =======

     The effective income tax rate differs from the amount computed by applying the federal statutory income tax rate as follows (in thousands):

                                               1996      %      1995      %       1994     %
                                              -----   ----     ------  -----    ------   ----
     Provision (benefit) at statutory rate -
      Federal                                  $  28     34%   ($3,473)  (34%)  ($5,111)  (34%)

     State income and capital taxes                3      4%      (306)   (3%)     (421)   (3%)
     Tax-exempt interest                         (77)   (92%)     (561)   (5%)     (430)   (3%)
     U.K. and other foreign taxes                709    851%       771     8%     1,419     9%
     Foreign tax credit                         (709)  (851%)     (771)   (8%)   (1,419)   (9%)
     Federal research and development credit       -      -          -     -       (512)   (3%)
     California research and development        (255)  (306%)     (265)   (3%)     (315)   (2%)
      credit
     Write-off of purchased in-process
      research and development                     -      -          -     -      4,649    31%

     Decrease in tax credits resulting from
      the true-up of assessments and changes
      in tax accounting methods                    -      -      1,033    10%         -     -


     Valuation allowance                         557    668%     2,288    22%         -     -
     Provision at statutory rates of             167
      controlled foreign subsidiaries                   200%       176     2%         -     -

     Foreign losses not benefited               (510)  (611%)        -     -          -     -
     Other, net                                  289    346%       267     3%        35     -
                                               -----   ----     ------  -----    ------   ----
     Total income tax expense (benefit)        $ 202    243%     ($841)   (8%)  ($2,105)  (14%)
                                               =====   ====     ======  =====    ======   ====

7.   STOCK OPTION AND OTHER EMPLOYEE BENEFIT PLANS
     ---------------------------------------------

     401(k) Plan
     -----------

     The Company has a 401(k) tax-deferred savings plan covering all of its employees. Company matching contributions, which are not required by the plan, totaled $1,077,000, $1,204,000 and $1,349,000 in 1996, 1995 and 1994,
     respectively.

     Stock Based Compensation Plans
     ------------------------------

     At December 31, 1996, the Company had stock-based compensation plans, which are detailed below. Under SFAS No. 123, the fair value based accounting method would have increased the Company's net loss and net loss per share on a pro forma basis (in thousands, except per share amounts):

                                            YEAR ENDED DECEMBER 31,
                                              1996          1995
                                            ---------    ----------
     Net loss:
          As reported                           ($116)      ($9,357)
          Pro forma                            (1,579)      (10,079)
     Net loss per share:
          As reported                           (0.01)        (0.72)
          Pro forma                             (0.12)        (0.78)

     Stock Option Plans

     Under the Company's statutory employee stock option plans, shares of common stock have been made available for grant to certain employees. The exercise price of each option granted is 100% of market value on the date of the grant. Options granted under the plans generally vest over a period of four years and generally expire ten years from the date of grant. Options may be granted at prices not less than 85% of fair market value at the date of grant. To date, all options have been granted at fair market value at the date of grant. At December 31, 1996, 787,000 shares of common stock were reserved for future option grants.

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                 YEAR ENDED DECEMBER 31,
                                    1996         1995
                                 ---------     ---------
     Dividend yield                     0.0%         0.0%
     Volatility                        46.8%        46.8%
     Risk free interest rate            5.7%         6.6%
     Expected term, in years            4.30         4.41

     The weighted average fair value at date of grant for options granted during 1996 and 1995 was $5.25 and $2.96, respectively. The impact of outstanding unvested stock options granted prior to 1995 has been excluded from the pro forma calculation. Accordingly, the 1996 and 1995 pro forma adjustments are not indicative of those in future periods.

     A summary of the Company's stock option activity follows:

                                                                     YEAR ENDED DECEMBER 31,
                                           1996                       1995                       1994
                                  -------------------------  -----------------------  -------------------------
                                                 Weighted-                 Weighted-                  Weighted-
                                                  average                   average                    average
                                                 exercise                  exercise                   exercise
                                  Options          price        Options      price          Options     price
                                  ---------      --------       ---------   --------        --------   ---------
     Outstanding-beginning of
      period                      2,464,814        $ 6.98       1,654,390     $7.49        1,456,507     $7.21
     Granted                        785,250         11.66       1,400,500      6.27          963,000      7.85
     Exercised                     (342,628)         6.07        (197,702)     2.02         (157,643)     1.49
     Canceled or expired           (317,343)        11.22        (392,374)     8.98         (607,474)     9.10
                                  ---------                     ---------                   --------
     Outstanding-end of period    2,590,093        $ 8.00       2,464,814     $6.98        1,654,390     $7.49
                                  =========                     =========                   ========
     Exercisable-end of period      802,110                       829,850                    544,715


The following table summarizes information about stock options outstanding at December 31, 1996:


                                                    Options Outstanding                                  Options Exercisable
                               -----------------------------------------------------------      -----------------------------------
                                                      Weighted average
                                Outstanding at           remaining        Weighted average      Exercisable at     Weighted average
 Range of exercise price           12/31/96           contractual life     exercise price          12/31/96         exercise price
------------------------        --------------        ----------------    ----------------      --------------     ----------------
$0.35 to $5.00                         175,183                    4.24              $ 1.58             143,183               $ 0.82

5.38 to 5.38                           600,000                    8.48                5.38             187,500                 5.38

5.81 to 7.25                           644,000                    7.89                6.77             264,750                 6.73

7.38 to 10.38                          540,732                    8.86                8.65             104,535                 7.81

10.44 to 15.00                         630,178                    9.00               12.98             102,142                13.94
                                --------------                                                  --------------
0.35 to 15.00                        2,590,093                    8.25                8.00             802,110                 6.42
                                ==============                                                  ==============

     Stock Purchase Plan

     The Company has an Employee Stock Purchase Plan, which provides for the sale of up to 650,000 shares to eligible employees by means of payroll deductions. Employees may designate up to 10% of their earnings, as defined, to purchase shares at prices not less than 85% of fair market value. From inception through December 31, 1996, 520,871 shares had been purchased at prices ranging from $4.89 to $12.75 per share.

     The fair value of the employee's purchase rights was estimated using the Black-Scholes option pricing model with the following assumptions:


                            YEAR ENDED DECEMBER 31,
                               1996          1995
                          -------------  ------------
Dividend yield                  0.0%         0.0%
Volatility                     46.8%        46.8%
Risk free interest rate         5.7%         6.2%
Expected term, in years         0.66         0.68

8.  SIGNIFICANT CHARGES
    -------------------

     In 1995, operating expenses included $9,703,000 for office consolidations, sales and use taxes, senior management changes, doubtful accounts receivable and other miscellaneous matters. The Company also wrote-off $1,050,000 of capitalized software development costs which were considered unrealizable based on anticipated future revenues. Of the total 1995 significant charges, $8,444,000 was general and administrative expense, $1,050,000 was amortization of capitalized software costs, $617,000 was sales and marketing expense, $375,000 was product development expense and $267,000 was costs of maintenance, consulting and other services.

     In 1994, the Company discontinued a client/server software development project and wrote-off $7,878,000 of capitalized software development costs. In connection with the discontinuance of the software development project, the Company reduced its total employment by approximately 15% and expensed $2,527,000, primarily for severance and related costs.

9.   COMMITMENTS AND CONTINGENCIES
     -------------------------------

     The Company has operating leases for office space with varying expiration dates through 2016, and for computer equipment with varying expiration dates through 1999. The leases generally provide for minimum annual rentals and payment of taxes, insurance and maintenance costs. Rental expense for operating leases was $4,009,000, $3,396,000 and $4,757,000 in 1996, 1995
     and 1994, respectively.

     At December 31, 1996, the Company had office space which was considered excess capacity. The difference between the Company's total lease commitments for its excess capacity and the total expected sublease income was $1,401,000 and is included in short- and long-term accrued liabilities.

     Future minimum lease payments under noncancellable operating leases are as follows (in thousands):

     1997          $ 4,422
     1998            4,284
     1999            2,653
     2000            2,110
     2001            1,195
     Thereafter      8,111
                   -------
     Total         $22,775
                   =======

     The Company has a line of credit with a financial institution in the amount of $3,000,000, secured by marketable securities. The line of credit expires on June 30, 1997. The Company did not borrow against this line of credit during 1996. The credit agreement provides that the Company shall maintain certain financial ratios, and contains restrictions related to various matters, including the Company's ability to effect mergers or acquisitions without the banks approval and the Company's ability to pay dividends while borrowings are outstanding under the line of credit.

     The Company is not party to any legal proceedings other than ordinary routine litigation incidental to the Company's business. The Company believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated financial statements taken as a whole.

10.  FOREIGN OPERATIONS
     --------------------

     The Company primarily operates in three geographic areas, North America, Europe and Asia Pacific. Corporate assets consist of cash and cash equivalents, short- and long-term investments, capitalized software and deferred tax assets.

     Geographical area data are as follows (in thousands):

                                      YEAR ENDED DECEMBER 31,
     Revenues:                     1996        1995        1994
     -----------------------     --------   ---------   ---------
     North America               $ 44,811   $  41,271   $  50,336
     Europe                        14,151      12,637      16,575
     Asia Pacific                   3,872       4,658       2,269
                                 --------   ---------   ---------
     Total revenues              $ 62,834   $  58,566   $  69,180
                                 ========   =========   =========

                                      YEAR ENDED DECEMBER 31,
     Operating income (loss):      1996        1995        1994
     ------------------------    --------   ---------   ---------
     North America                  ($920)    ($9,399)  $   1,700
     Europe                         1,612      (3,329)      5,203
     Asia Pacific                     108         704        (108)
     Unusual charges (1)           (2,784)          -     (23,253)
                                  -------    --------    --------
     Total operating loss         ($1,984)   ($12,024)   ($16,458)
                                  =======    ========    ========

                                             DECEMBER 31,
      Identifiable assets at:        1996        1995        1994
      ----------------------       -------     -------     -------
      North America                $ 8,655     $ 9,995     $16,063
      Europe                         6,672       4,354       6,650
      Asia Pacific                   2,837       3,015       1,183
      Corporate                     64,155      65,134      65,938
                                   -------     -------     -------
      Total assets                 $82,319     $82,498     $89,834
                                   =======     =======     =======

      (1) Unusual charges consists of $2,784,000 and $12,848,000 for the write-off of purchased in-process research and development for the years ended December 31, 1996 and 1994, respectively, and $10,405,000 for the write off-of capitalized software costs and related severance and other costs for the year ended December 31, 1994.

11.   TREASURY STOCK ACQUISITIONS
      -----------------------------

      During 1995, the Board of Directors authorized the Company to spend up to $6,000,000 to repurchase shares of its common stock on the open market over a two-year period for use in connection with its employee stock option plans and its employee stock purchase plan. Through December 31, 1996, the Company had acquired 492,000 shares of its common stock under this program for a total cost of $5,626,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


The information required by this Item is incorporated herein by reference to the Company's Proxy Statement in connection with its 1997 Annual Meeting of Stockholders under the captions "Proposal 1," "Additional Information - Management" and "Additional Information - Compliance With The Reporting Requirements of Section 16(A)."

ITEM 11.  EXECUTIVE COMPENSATION


The information required by this Item is incorporated herein by reference to the Company's Proxy Statement in connection with its 1997 Annual Meeting of Stockholders under the caption "Executive Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The information required by this Item is incorporated herein by reference to the Company's Proxy Statement in connection with its 1997 Annual Meeting of Stockholders under the caption "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


The information required by this Item is incorporated herein by reference to the Company's Proxy Statement in connection with its 1997 Annual Meeting of Stockholders under the caption "Certain Transactions."

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this report.

     1.   Consolidated Financial Statements                                                  Page
                                                                                             ----
          Independent Auditors' Report.....................................................    17

          Consolidated Balance Sheets as of  December 31, 1996 and December 31, 1995.......    18

          Consolidated Statements of Operations for the years ended December 31, 1996,
           1995 and 1994...................................................................    19

          Consolidated Statements of Stockholders' Equity for the years ended December 31,
           1996, 1995 and 1994.............................................................    20

          Consolidated Statements of Cash Flows for the years ended December 31, 1996,
           1995 and 1994...................................................................    21

          Notes to Consolidated Financial Statements.......................................    22

     2.  Consolidated Financial Statement Schedule                                           Page
                                                                                             ----
          Schedule II - Valuation and Qualifying Accounts..................................    37

          All other financial statement schedules not listed above are omitted as the required information is not applicable or the information is presented in the consolidated financial statements or related notes.

     3.  Exhibits

         The following exhibits are filed herewith or incorporated by reference:

         Exhibit
         Number             Description of Document
         ------             -----------------------

         3.1   The Company's Amended and Restated Certificate of
               Incorporation.(3)

         3.2   Bylaws of Registrant.(4)

         10.1 Form of Indemnity Agreement entered into between the Registrant and its directors and officers.(4)

         10.2  1992 Employee Stock Purchase Plan, as amended to date.(7)

         10.3 1989 Employee Stock Option Plan and related forms of Incentive Stock Option Grant and Supplemental Stock Option Grant.(4)

            10.4  1986 Employee Stock Purchase Plan and related form of Employee
                    Stock Purchase Agreement.(4)

            10.5  Purchase and Sale Agreement between Registrant and Global
                    Software, Inc., dated as of August 31, 1990.(4)

            10.6  Lease between Registrant and Marathon U. S. Realties, Inc., dated October 20, 1988 and Amendment No. 1, dated as of October 31, 1990.(4)

            10.7  Lease between Registrant and Chicago Title and Trust Company, dated as of December 3, 1990.(4)

            10.8  Agreement for Lease between Registrant, Walker Interactive
                    Products International and Alton House Limited, dated as of March 18, 1991.(4)

            10.9  1993 Non-Employee Directors' Stock Option Plan, as amended to date.(8)

            10.10  1995 Equity Incentive Plan.(2)

            10.11  Agreement for the Sale and Purchase of The Solutions Group
                    Limited by and among Walker Interactive Products International, and Adrian J. Dixon and Nigel G. Heath, dated as of June 30, 1995.(1)

            10.12  Form of Executive Employment Agreement entered into between
                    Registrant and certain of its officers.(6)

            10.13  1995 Executive Employment Agreement between the Registrant and Leonard Y. Liu.(5)

            10.14  1995 Non-Statutory Stock Option Plan for Non-Officer
                    Employees, as amended to date.(8)

            21.1  Subsidiaries.

            23.1  Independent Auditors' Consent.

            24.1  Power of Attorney.  Reference is made to the signature page.

            27.1  Financial Data Schedule (electronic filing only)


          List of Management Contracts and Compensatory Plans:

               1992 Employee Stock Purchase Plan, as amended to date.(7)

               1989 Employee Stock Option Plan and related form of Incentive
                    Stock Option Grant and Supplemental Stock Option Grant.(4)

               1986 Employee Stock Purchase Plan and related form of Employee
                    Stock Purchase Agreement.(4)

               1993 Non-Employee Directors' Stock Option Plan, as amended to date.(8)

               1995 Non-Statutory Stock Option Plan for Non-Officer Employees,
                    as amended to date.(8)

               1995 Equity Incentive Plan.(2)

               Form of Indemnity Agreement entered into between Registrant and its directors and officers.(4)

               Form of Executive Employment Agreement entered into between
                    Registrant and certain of its officers.

               1995 Executive Employment Agreement between the Registrant and
                    Leonard Y. Liu.(5)


(b)  Reports on Form 8-K

            The Company filed no reports on Form 8-K during the quarter ended December 31, 1996.

_______________
(1) Incorporated by reference to the corresponding exhibit to the Current Report on Form 8-K, filed July 13, 1995.
(2) Incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K for the year ending December 31, 1993.
(3) Incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K for the year ending December 31, 1992.
(4) Incorporated by reference to the corresponding exhibit to the Registration Statement on Form S-1, as amended (Registration No. 33-45737).
(5) Incorporated by reference to the corresponding exhibit to the Quarterly Report on Form 10-Q for the quarter ending September 30,1995.
(6) Incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K for the year ending December 31, 1995.
(7) Incorporated by reference to the corresponding exhibit to the Registration Statement on Form S-8, as amended (Registration No. 333-02942).
(8) Incorporated by reference to the corresponding exhibit to the Registration Statement on Form S-8, as amended (Registration No. 333-08629).

                        WALKER INTERACTIVE SYSTEMS, INC.
                                   FORM 10-K
                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  WALKER INTERACTIVE SYSTEMS, INC.
                                  --------------------------------
                                  (Registrant)

Date:  March 21, 1997             By: /s/     LEONARD Y. LIU
                                      ----------------------
                                     Leonard Y. Liu
                                     Chairman of the Board of Directors,
                                     President and Chief Executive Officer

                               POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Leonard Y. Liu and Bruce C. Pollock, and each or any one of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisiste and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Signature                       Title                                   Date
---------                       -----                                   ----

/s/     LEONARD Y. LIU          Chairman of the Board of Directors.     March 21, 1997
------------------------------  President and Chief Executive Officer
Leonard Y. Liu                  (Principal Executive Officer)


/s/     BRUCE C. POLLOCK        Senior Vice President, Chief Financial  March 21, 1997
------------------------------  Officer and Assistant Secretary
Bruce C. Pollock                (Principal Financial Officer)


/s/    BARBARA M. HUBBARD       Vice President, Corporate Controller    March 21, 1997
------------------------------  (Principal Accounting Officer)
Barbara M. Hubbard

/s/     RICHARD C. ALBERDING                                            March 21, 1997
------------------------------  Director
Richard C. Alberding

/s/     TANIA AMOCHAEV                                                  March 21, 1997
------------------------------  Director
Tania Amochaev

/s/     WILLIAM A. HASLER                                               March 21, 1997
------------------------------  Director
William A. Hasler


/s/     DAVID C. HODGSON        Director              March 21, 1997
---------------------------
David C. Hodgson

/s/     JOHN M. LILLIE          Director              March 21, 1997
---------------------------
John M. Lillie

/s/     DAVID M. SAYKALLY       Director              March 21, 1997
---------------------------
David M. Saykally

/s/     DAVID C. WETMORE        Director              March 21, 1997
---------------------------
David C. Wetmore


                                                                     SCHEDULE II

                        WALKER INTERACTIVE SYSTEMS, INC.
                                   FORM 10-K
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                       Additions
                                      Balance at      Charged to
                                     Beginning of      Costs and       Amounts        Balance at End
Allowance for Doubtful Accounts:        Period         Expenses      Written-off         of Period
--------------------------------     ------------     ----------     ------------     --------------
Year Ended December 31, 1996            $1,290          $1,076            $782            $1,584
Year Ended December 31, 1995               703           1,353             766             1,290
Year Ended December 31, 1994               265             438               -               703


                        WALKER INTERACTIVE SYSTEMS, INC.
                                   FORM 10-K
                               INDEX TO EXHIBITS


                                                       Sequentially
 Exhibit                                                 Numbered
  Number            Description of Document               Page
  ------            -----------------------               ----

   21.1             Subsidiaries                           39
   23.1             Independent Auditors' Consent          40