Form 10-Q
period 1997-03-31
WALKER INTERACTIVE SYSTEMS INC
filed 1997-05-14
CIK 883983

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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



                   303 SECOND STREET, SAN FRANCISCO, CA 94107
           (Address of principal executive offices including zip code)



                                 (415) 495-8811
               (Registrant's telephone number including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes    X     No ___


   There were 13,188,554 Shares of $.001 Par Value Common Stock outstanding as of May 6, 1997.

                        WALKER INTERACTIVE SYSTEMS, INC.
                                    FORM 10-Q
                                      INDEX




                                            PART I. FINANCIAL INFORMATION                            Page
                                                                                                     ----

ITEM 1.       CONSOLIDATED FINANCIAL STATEMENTS

              Consolidated Balance Sheets as of  March 31, 1997 and December
                31, 1996...............................................................................3

              Consolidated Statements of Operations for the three months ended
                March 31, 1997 and 1996................................................................4

              Consolidated Statements of Cash Flows for the three months ended
                March 31, 1997 and 1996................................................................5

              Notes to Consolidated Financial Statements...............................................6

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS...............................................................................7

                                            PART II. OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K........................................................13

SIGNATURES    ........................................................................................14


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        WALKER INTERACTIVE SYSTEMS, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
               (In thousands, except share and per share amounts)

                                                                 MARCH       DECEMBER
                             ASSETS                            31, 1997      31, 1996
                                                               --------      --------

Current assets:
     Cash and cash equivalents ...........................     $  6,504      $ 13,475
     Short-term investments ..............................       19,096        17,615
     Accounts receivable, net ............................       14,452        12,245
     Prepaid expenses ....................................        1,131         1,010
                                                               --------      --------
        Total current assets .............................       41,183        44,345

Long-term investments ....................................        7,643         7,080
Property and equipment, net ..............................        4,124         4,332
Capitalized software, net ................................       12,609        11,858
Deferred tax assets, net .................................       14,014        14,060
Other assets .............................................          560           644
                                                               --------      --------

TOTAL ASSETS .............................................     $ 80,133      $ 82,319
                                                               ========      ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued liabilities ............     $ 12,281      $ 13,152
     Deferred revenue ....................................       13,360        14,855
                                                               --------      --------
        Total current liabilities ........................       25,641        28,007

Deferred revenue .........................................        2,543         2,441
Accrued rent .............................................          844           960
Other long-term obligations ..............................        3,878         4,139
                                                               --------      --------
        Total liabilities ................................       32,906        35,547
                                                               --------      --------

Stockholders' equity:
     Common stock, $.001 par value: 50,000,000 shares
        authorized; issued 13,604,220 shares - March 31,
        1997; 13,494,487 shares - December 31, 1996 ......           14            13
     Additional paid-in capital ..........................       70,310        70,008
     Currency translation adjustments ....................          116           253
     Unrealized loss on investments ......................          (98)          (39)
     Accumulated deficit .................................      (18,034)      (18,710)
     Treasury stock at cost (422,194 shares - March 31,
        1997; 397,194 shares - December 31, 1996) ........       (5,081)       (4,753)
                                                               --------      --------
        Total stockholders' equity .......................       47,227        46,772
                                                               --------      --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...............     $ 80,133      $ 82,319
                                                               ========      ========

See notes to consolidated financial statements

                           WALKER INTERACTIVE SYSTEMS
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (In thousands, except per share amounts)


                                                               THREE MONTHS
                                                              ENDED MARCH 31,
                                                            1997         1996
                                                          --------     --------

REVENUES:

     License ........................................     $  3,740     $  1,563
     Maintenance ....................................        6,921        6,753
     Consulting .....................................        6,412        6,016
                                                          --------     --------
        Total revenues ..............................       17,073       14,332

OPERATING EXPENSES:

     Costs of revenues:
        Costs of licenses, maintenance and consulting        6,676        5,640
        Amortization of capitalized software ........        1,088          761
     Sales and marketing ............................        3,856        2,843
     Product development ............................        2,533        2,919
     General and administrative .....................        2,386        2,464
                                                          --------     --------
        Total operating expenses ....................       16,539       14,627

Operating income (loss) .............................          534         (295)
        Interest income, net ........................          504          483
                                                          --------     --------
Income before income taxes ..........................        1,038          188
        Income tax expense ..........................          362           53
                                                          --------     --------

NET INCOME ..........................................     $    676     $    135
                                                          ========     ========

NET INCOME PER SHARE ................................     $   0.05     $   0.01
                                                          ========     ========

Shares used in computing net income per share .......       14,145       13,961
                                                          ========     ========

See notes to consolidated financial statements

                        WALKER INTERACTIVE SYSTEMS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)


                                                                      THREE MONTHS
                                                                     ENDED MARCH 31,
                                                                   1997          1996
                                                                 --------      --------

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income ............................................     $    676      $    135
     Adjustments to reconcile net income to net cash
        provided (used) by operating activities:
        Depreciation and amortization ......................        1,784         1,622
        Tax benefit of nonqualified stock options ..........           15           286
     Changes in operating assets and liabilities:
        Accounts receivable, net ...........................       (2,207)         (177)
        Prepaid expenses ...................................         (121)         (388)
        Accrued liabilities ................................       (1,264)       (1,422)
        Deferred tax assets ................................           46            13
        Deferred revenue ...................................       (1,393)          172
        Other ..............................................           49            (6)
                                                                 --------      --------
            Net cash provided (used) by operations .........       (2,415)          235
                                                                 --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from employee stock purchase plan
        issuances and stock options exercised ..............          288         1,060
     Treasury stock acquired ...............................         (328)         (495)
     Other .................................................           16          (122)
                                                                 --------      --------
            Net cash provided (used) by financing activities          (24)          443
                                                                 --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchases of short- and long-term investments .........      (10,515)      (11,115)
     Maturities of short-term investments ..................        4,000         4,900
     Sales of short-term investments .......................        4,391         1,000
     Purchases of property .................................         (621)         (319)
     Additions to capitalized software .....................       (1,839)       (1,028)
     Other .................................................           52            61
                                                                 --------      --------
            Net cash used by investing activities ..........       (4,532)       (6,501)
                                                                 --------      --------

NET DECREASE IN CASH AND CASH EQUIVALENTS ..................       (6,971)       (5,823)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD ............       13,475        25,412
                                                                 --------      --------

CASH AND CASH EQUIVALENTS - END OF PERIOD ..................     $  6,504      $ 19,589
                                                                 ========      ========

See notes to consolidated financial statements

                        WALKER INTERACTIVE SYSTEMS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       SIGNIFICANT ACCOUNTING POLICIES
         -------------------------------

         BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for those periods. Results for the interim periods are not necessarily indicative of the results for the entire year. These consolidated financial statements, and any notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1996 included in the Walker Interactive Systems, Inc. Annual Report on Form 10-K.

         RECENTLY ISSUED ACCOUNTING STANDARDS

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Standards ("SFAS") No. 128, "Earnings per Share." The Company is required to adopt SFAS No. 128 during its quarter ending December 31, 1997. At the time of adoption all prior-period earnings per share data will be restated to conform with the provisions of SFAS No. 128. Earlier adoption of SFAS No. 128 is not permitted.

         SFAS No. 128 replaces current earnings per share ("EPS") reporting requirements by replacing the presentation of primary EPS with a presentation of basic EPS. A dual presentation of basic and diluted EPS on the face of the income statements will be required. Basic EPS excludes dilution and is computed by dividing income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of equity.

         If SFAS No. 128 had been in effect for the current and prior years, EPS presentation would not be significantly different from EPS currently reported in the Company's statements of operations.

         RECLASSIFICATIONS

         Certain previously reported amounts have been reclassified to conform with the current presentation format.

                        WALKER INTERACTIVE SYSTEMS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The report on this Form 10-Q contains forward-looking statements, including statements related to industry trends and demand for mainframe products, working capital requirements and possible expansion in international markets. Discussions containing such forward-looking statements may be found in the material set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations", generally, and specifically therein under the captions "Liquidity and Capital Resources" and "Future Performance and Additional Risk Factors" as well as elsewhere in this Quarterly Report on Form 10-Q, the Company's 1996 Annual Report on Form 10-K and the Company's Annual Report for the year ended December 31, 1996. Actual events or results may differ materially from those discussed herein. The risk factors on pages 10 through 12, among others, should be considered in evaluating the Company's prospects and future financial performance.

Walker Interactive Systems, Inc. and its subsidiaries (collectively, the "Company") designs, develops and markets software products for the mainframe and client/server platforms. Of these products, the Tamaris C/S product line represents the Company's core suite of business and financial solutions utilizing the power of the mainframe server, while the Aptos suite of financial applications provides a multi-tier client/server architecture that runs on UNIX and Windows NT servers. Along with the Tamaris C/S and Aptos product lines, the Company develops and markets financial solutions which focus on the high-end corporate market with the ability to serve mid-sized stand-alone organizations and divisions of large corporations. The Company's Tamaris C/S financial suite include productivity tools that allow the Company's applications to be extensively customized to fit the customer's particular requirements. The Company complements its software products by providing consulting and training services to assist in customization and implementation.

The Company derives its revenues primarily from software licenses, software maintenance and professional consulting services. The Company's Tamaris C/S product line is licensed primarily to Fortune 1000 companies and similarly-sized business and governmental organizations worldwide. The Company's Aptos products are marketed primarily in the United Kingdom to mid-sized organizations. The Company's products and services are marketed primarily through its sales forces located in the United States, United Kingdom and Asia Pacific. The Company licenses software products directly to customers and occasionally to distributors for resale.

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

ACQUISITION
-----------

On May 17, 1996, the Company acquired the business and net assets of Hunt Systems Group, Inc. ("Hunt") for a total acquisition price of $3.8 million comprised of a $2.1 million cash payment, $1.6 million payable based on achievement of certain performance targets during the four year period following closing and $0.1 million in transaction costs. Additional amounts will be paid if further performance targets are reached during the same four year period. The acquisition was accounted for as a purchase transaction. Of the purchase price, $0.2 million was allocated to identifiable net tangible assets, $0.8 million was allocated to capitalized software and $2.8 million was allocated to in-process research and development. The amount of the purchase price allocated to in-process research and development was charged to the Company's operations in the second quarter of 1996, because technological feasibility had not been established and no alternative future uses existed at the acquisition date. The results of operations of Hunt, which are included in the Company's Consolidated Statement of Operations for the quarter ended March 31, 1997, were not material to the results of operations of the Company.

RECENTLY ISSUED ACCOUNTING STANDARDS
------------------------------------

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Standards ("SFAS") No. 128, "Earnings per Share." The Company is required to adopt SFAS No. 128 during its quarter ending December 31, 1997. At the time of adoption all prior-period earnings per share data will be restated to conform with the provisions of SFAS No. 128. Earlier adoption of SFAS No. 128 is not permitted.

SFAS No. 128 replaces current earnings per share ("EPS") reporting requirements by replacing the presentation of primary EPS with a presentation of basic EPS. A dual presentation of basic and diluted EPS on the face of the income statements will be required. Basic EPS excludes dilution and is computed by dividing income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of equity.

If SFAS No. 128 had been in effect for the current and prior years, EPS presentation would not be significantly different from EPS currently reported in the Company's statements of operations.

RESULTS OF OPERATIONS
---------------------

REVENUES. The Company's 1997 first quarter revenues of $17.1 million increased $2.7 million over first quarter revenues of the prior year. The increase in revenues for the first quarter of 1997 is primarily attributable to an increase in license revenues which were $3.7 million for the three months ended March 31, 1997 compared to $1.6 million for the same period in 1996. Included in 1997 license revenues were product revenues from the Company's Information Access Products line and Business Framework Series from which revenues were not generated in the comparable 1996 period. Excluding these sales, license revenues attributable to the Company's Tamaris C/S and Aptos lines increased $1.2 million from the prior year.

The Company believes that the increase in Tamaris C/S revenues are attributable to continued and increasing use of mainframe systems as the solution to high volume transaction requirements. There can be no assurances that such usage will continue in the future. The Company believes that the increase in Aptos revenues in the United Kingdom is a result of product feature and functionality enhancements. The Company believes that increased marketing promotions and growth in the Company's sales and marketing infrastructure has increased customer awareness of the Company's products and services.

Consulting revenues increased 7 percent to $6.4 million for the first three months of 1997 over the comparable prior year period. The increase in revenues is primarily attributable to revenues generated from implementation related projects as increases in license sales generated additional consulting opportunities. Although first quarter 1997 consulting revenues increased in relation to the comparable prior year period, consulting revenues decreased in comparison to the last three month period in 1996. This decrease is attributed to the completion of several post-implementation projects which concluded during the latter part of 1996 and the beginning of first quarter 1997.

COSTS OF LICENSES, MAINTENANCE, AND CONSULTING. The costs of licenses, maintenance, and consulting as a percentage of revenues has remained flat at 39 percent for the first quarter ended March 31, 1997 compared to 1996. Third party obligations resulting from the sale of internally developed software products which utilize third party licensed technology increased in absolute dollars during the first three months of 1997 compared to 1996. As a percentage of license revenues, third party obligations increased from the first quarter of 1996, due to revenues associated with products from the Company's Information Access Products line and its Business Framework Series which were not generated in the comparable 1996 period. Expenses for the professional services organization increased in absolute dollars and as a percentage of consulting revenues for the first quarter of 1997 compared to the first quarter of 1996. The increase is primarily due to resource investments in the professional services organization during 1996 to support the growth in consulting projects during 1996.

AMORTIZATION OF CAPITALIZED SOFTWARE. Expenses related to the amortization of capitalized software increased 43 percent for the first quarter ended March 31, 1997 compared to the same period in 1996. The increase is due to additional amortization related to recent software product releases.

SALES AND MARKETING. Sales and marketing expenses for the first quarter of 1997 increased $1.0 million over 1996. The increase in absolute dollars is due to higher commissions and other expenses associated with the increase in license revenues. As a percentage of revenues, sales and marketing expense increased 3 percent to 23 percent in 1997. The change is due to an increase in marketing promotions during 1997 and an increase in sales and marketing personnel compared to 1996.

PRODUCT DEVELOPMENT. Product development expenses, excluding amortization of capitalized software, are as follows:

                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                                      1997       1996
                                                     ------     ------
Product development costs including additions
  to capitalized software (gross) ................   $4,372     $3,947


Less:
  Additions to capitalized software ..............    1,839      1,028
                                                     ------     ------

Product development expenses .....................   $2,533     $2,919
                                                     ======     ======


The increase in gross product development costs is primarily due to the Company's efforts to broadened its existing product sets by further developing acquired technologies, incorporating third party technologies in new products and enhancing existing products. In absolute dollars and as a percentage of gross product development costs, additions to capitalized software increased for the three months ended March 31, 1997 compared to 1996. The change is due to increased efforts by internal and external developers to develop enhanced releases of existing products.

INCOME TAX EXPENSE. Income tax expense is recorded each quarter based on the Company's estimated effective income tax rate for the year. The Company estimates that the 1997 effective income tax rate will be 35 percent compared to 28 percent estimated for the first quarter of 1996. The increase in the effective income tax rate resulted primarily from the proportion of state research credits and other benefits to taxable income.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of March 31, 1997, the Company had cash and cash equivalents and short- and long-term investments totaling $33.2 million compared to $38.2 million at December 31, 1996. The decrease is primarily attributable to changes in operating assets and liabilities. The largest balance sheet changes comprised of a $2.2 million increase in net accounts receivable and a $1.4 million decrease in deferred software maintenance revenues. These changes were the result of the timing of cash collections and the timing of maintenance contract renewals. The Company's operations used $2.4 million in cash during the first quarter of 1997, compared to $0.2 million provided by operations for 1996. Cash and cash equivalents were utilized to fund operations as financing and investing activities further utilized cash during the first quarter of 1997.

In 1995, the Board of Directors has authorized the repurchase of 800,000 shares, not to exceed a total cost of $6.0 million. The shares are being repurchased for use in connection with the Company's employee stock purchase plan and one of its employee stock option plans. The volume of shares repurchased will vary from quarter to quarter. As of March 31, 1997, the Company had acquired 517,000 shares of its common stock at a cost of $5.9 million for this purpose. As of March 31, 1997, the Company had reissued approximately 100,000 of the repurchased shares for use in the Company's employee stock purchase plan.

The Company has a line of credit with a financial institution in the amount of $3.0 million, secured by marketable securities. The line of credit expires on June 30, 1997. As of March 31, 1997, the Company had not borrowed against this line of credit. The credit agreement provides that the Company shall maintain certain financial ratios, and contains restrictions related to various matters, including the Company's ability to effect mergers or acquisitions without the bank's approval and the Company's ability to pay dividends while borrowings are outstanding under the line of credit.

As of March 31, 1997, the Company's principal source of liquidity included cash, cash equivalents and short- and long-term investments aggregating $33.2 million. The following sentence is a forward looking statement. The Company believes that such amounts, together with funds expected to be generated from operations, will satisfy the Company's currently anticipated working capital and capital expenditure requirements for at least the next twelve months.

FUTURE PERFORMANCE AND ADDITIONAL RISK FACTORS
----------------------------------------------

FLUCTUATIONS IN OPERATING RESULTS. The Company has experienced and may in the future experience significant quarterly and annual changes in revenues and results of operations. The Company's revenues and results of operations fluctuate as a result of a variety of factors which include the length of the sales cycle for the Company's products, the amount of revenue generated from products which require third party royalty payments, changes in product mix, demand for the Company's products, competitive conditions in the industry and general economic conditions. Furthermore, the revenue growth rates experienced during 1996 did not continue into the first quarter of 1997 and may not continue in the future. Shortfalls in revenues or earnings from levels expected by the financial market could have an immediate and significant adverse effect on the trading price of the Company's common stock.

Future operating results will continue to heavily depend on the level of license sales. Due to the lengthy sales cycle associated with the Company's software products, revenues are difficult to forecast and may fluctuate dramatically between reporting periods. Future prices the Company will be able to obtain for its software products may decrease from historical levels depending on competitive factors. Maintenance revenues are derived from new and existing customers. Lower than expected maintenance revenues may result if cancellations or non-renewals of maintenance agreements are not replaced by new maintenance agreements equal to or greater than those lost. Consulting revenues are derived from new and existing customers for services related to training, implementations, customizations, migrations, enhancements and other special projects. In order to maintain or increase existing levels of consulting revenues, the Company depends on consulting engagements from new license customers. However, revenues from consulting engagements may be generated for an extended period of time beyond the customers' software implementations. There can be no assurances that the Company will continue the license revenue growth trend experienced in recent quarters or that the Company will be able to sustain current trends or levels of maintenance and consulting revenues.

The following sentence is a forward looking statement. The Company plans to increase its presence in international markets. Risks associated with such pursuits include, but are not limited to, the following: changing market demands, economic and political conditions in foreign markets, foreign exchange fluctuations, longer collections cycles and changes in international tax laws. During 1996 and the first quarter of 1997, the Company experienced an increase in revenues generated in the United Kingdom and a decrease in revenues generated in the Asia Pacific region. There can be no assurances that the Company will continue to experience increased revenues in the United Kingdom or that the Company will be able to reverse the decreases in revenues generated in Asia Pacific. Furthermore, there can be no assurances that the Company's sales and marketing efforts in other international markets will result in future revenue.

The Company has entered into fixed price services agreements with some customers and the Company expects to enter into additional fixed priced agreements. The Company cannot ensure that such arrangements provide profit margins comparable to non-fixed price agreements. Such fixed price arrangements may become a greater proportion of the Company's revenues in the future.

The Company generates revenue from internally developed software products, some of which utilize technology licensed from third parties. The Company expects to continue utilizing third party technology and may enter into agreements with additional business partners. If sales of software utilizing third party technology increase disproportionately, operating income as a percent of revenue may be below historical levels due to third party royalty obligations. There can be no assurances that the third parties will renew existing agreements with the Company or will not require financial conditions which are unfavorable to the Company.

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

The Company expects sales and marketing expenses to increase in the future as the Company releases and promotes new products, increases promotions of existing product lines and continues to build its sales force. However, the Company believes that the impact of these activities, if any, on future license revenues will not be immediate and there can be no assurances that increased sales and marketing expenditures will result in increased revenues.

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

PART II.  OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              Exhibit 27       Financial Data Schedule (electronic filing only)

         (b)  Reports on Form 8-K

              The Company filed no reports on Form 8-K during the quarter ended March 31, 1997.

                        WALKER INTERACTIVE SYSTEMS, INC.
                                    FORM 10-Q
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        WALKER INTERACTIVE SYSTEMS, INC.
                                  (REGISTRANT)









Date:    May 14, 1997                  By:      /s/ BARBARA M. HUBBARD
         ------------                           ----------------------
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