Form 10-Q
period 1997-06-30
WALKER INTERACTIVE SYSTEMS INC
filed 1997-08-11
CIK 883983

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                   FORM 10-Q


             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report) and (2) has been subject to such filing requirements for the past 90 days.

                           Yes    X    No
                                -----     -----


There were 13,255,244 Shares of $.001 Par Value Common Stock outstanding as of August 5, 1997.

                        WALKER INTERACTIVE SYSTEMS, INC.
                                   FORM 10-Q
                                     INDEX



                     PART I.  FINANCIAL INFORMATION                       Page
                                                                          ----
ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

          Consolidated Balance Sheets as of June 30, 1997 and
           December 31, 1996..............................................  3

          Consolidated Statements of Operations for the three months and six months ended June 30, 1997 and 1996....................  4

          Consolidated Statements of Cash Flows for the six
           months ended June 30, 1997 and 1996............................  5

          Notes to Consolidated Financial Statements......................  6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.............................  7

                          PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............. 13

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K................................ 13

SIGNATURES................................................................ 14

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       WALKER INTERACTIVE SYSTEMS, INC.
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
              (In thousands, except share and per share amounts)

                                                              JUNE         DECEMBER
                                  ASSETS                    30, 1997       31, 1996
                                                           ----------      --------
Current assets:
  Cash and cash equivalents                                $   9,868       $ 13,475
  Short-term investments                                      16,991         17,615
  Accounts receivable, net                                    14,685         12,245
  Prepaid expenses                                             1,768          1,010
                                                           ---------       --------
   Total current assets                                       43,312         44,345

Long-term investments                                          7,637          7,080
Property and equipment, net                                    4,074          4,332
Capitalized software, net                                     13,381         11,858
Deferred tax assets, net                                      13,473         14,060
Other assets                                                     510            644
                                                           ---------       --------

TOTAL ASSETS                                               $  82,387       $ 82,319
                                                           =========       ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities                 $  12,477       $  13,152
  Deferred revenue                                            14,057          14,855
                                                           ---------       ---------
   Total current liabilities                                  26,534          28,007

Deferred revenue                                               2,634           2,441
Accrued rent                                                     727             960
Other long-term obligations                                    3,814           4,139
                                                           ---------       ---------
   Total liabilities                                          33,709          35,547
                                                           ---------       ---------

Stockholders' equity:
  Common stock, $.001 par value: 50,000,000 shares
   authorized; issued 13,656,375 shares - June 30,
   1997; 13,494,487 shares - December 31, 1996                    14              13
  Additional paid-in capital                                  70,723          70,008
  Currency translation adjustments                               145             253
  Unrealized gain (loss) on investments                            2             (39)
  Accumulated deficit                                        (17,675)        (18,710)
  Treasury stock at cost (371,772 shares - June 30,
   1997; 397,194 shares - December 31, 1996)                  (4,531)         (4,753)
                                                           ---------       --------
   Total stockholders' equity                                 48,678          46,772
                                                           ---------       ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $  82,387       $  82,319
                                                           =========       =========

See notes to consolidated financial statements

                          WALKER INTERACTIVE SYSTEMS
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                   (In thousands, except per share amounts)

                                                             THREE MONTHS             SIX MONTHS
                                                             ENDED JUNE 30,           ENDED JUNE 30,
                                                           1997           1996      1997           1996
                                                           ---            ----      ----           ----
REVENUES:

  License                                                  $ 3,451        $ 2,273    $ 7,191        $ 3,836
  Maintenance                                                6,795          6,687     13,716         13,440
  Consulting                                                 6,015          6,416     12,427         12,432
                                                           -------        -------    -------        -------
   Total revenues                                           16,261         15,376     33,334         29,708

OPERATING EXPENSES:

  Costs of revenues:
   Costs of licenses, maintenance and consulting             6,500          5,901     13,176         11,541
   Amortization of capitalized software                      1,253            956      2,341          1,717
  Sales and marketing                                        3,931          3,127      7,787          5,970
  Product development                                        2,451          2,953      4,984          5,872
  General and administrative                                 2,062          2,396      4,448          4,860
  Write-off of purchased in-process
   research and development                                      -          2,784          -          2,784
                                                           -------        -------    -------        -------
   Total operating expenses                                 16,197         18,117     32,736         32,744

Operating income (loss)                                         64         (2,741)       598         (3,036)
   Interest income, net                                        490            499        994            982
                                                           -------        -------    -------        -------
Income (loss) before income taxes                              554         (2,242)     1,592         (2,054)
   Income tax expense                                          195             50        557            103
                                                           -------        -------    -------        -------

NET INCOME (LOSS)                                          $   359        ($2,292)   $ 1,035        ($2,157)
                                                           =======        =======    =======        =======

NET INCOME (LOSS) PER SHARE                                $  0.03         ($0.17)   $  0.07         ($0.16)
                                                           =======        =======    =======        =======

Shares used in computing net income (loss) per share        14,155         13,250     14,150         13,246
                                                            ======        =======    =======        =======

See notes to consolidated financial statements

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (In thousands)

                                                                                SIX MONTHS
                                                                               ENDED JUNE 30,
                                                                            1997           1996
                                                                          --------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                                       $   1,035      ($  2,157)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
   Depreciation and amortization                                              3,730          3,381
   Tax benefit of nonqualified stock options                                    199            286
   Write-off of purchased in-process research and development                     -          2,784
  Changes in operating assets and liabilities:
   Accounts receivable, net                                                  (2,440)          (955)
   Prepaid expenses                                                            (758)          (446)
   Accrued liabilities                                                       (1,221)          (182)
   Deferred tax assets                                                          587              -
   Deferred revenue                                                            (605)           (21)
   Other                                                                         81            (92)
                                                                          ---------      ---------
    Net cash provided by operations                                             608          2,598
                                                                          ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from employee stock purchase plan
   issuances and stock options exercised                                      1,067          1,232
  Treasury stock acquired                                                      (328)        (1,650)
  Other                                                                         (12)          (213)
                                                                          ---------      ---------
    Net cash provided (used) by financing activities                            727           (631)
                                                                          ----------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of short- and long-term investments                             (17,729)       (18,297)
  Maturities of short-term investments                                        8,750          4,900
  Acquisition of Hunt Systems Group, Inc.                                         -         (2,109)
  Sales of short-term investments                                             9,006          6,044
  Purchases of property                                                      (1,212)          (720)
  Additions to capitalized software                                          (3,863)        (2,220)
  Other                                                                         106             48
                                                                          ---------      ---------
    Net cash used by investing activities                                    (4,942)       (12,354)
                                                                          ----------     ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                    (3,607)       (10,387)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                              13,475         25,412
                                                                          ---------      ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                 $    9,868     $  15,025
                                                                          ==========     =========

See notes to consolidated financial statements

                       WALKER INTERACTIVE SYSTEMS, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   SIGNIFICANT ACCOUNTING POLICIES
     -------------------------------

     BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for those periods. Results for the interim periods are not necessarily indicative of the results for the entire year. These consolidated financial statements and any notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1996 included in the Walker Interactive Systems, Inc. Annual Report on Form 10-K.

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

     SFAS No. 128 replaces current earnings per share ("EPS") reporting requirements by requiring a dual presentation of basic and diluted EPS on the face of the income statements. Basic EPS excludes dilution and is computed by dividing income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. If SFAS No. 128 had been in effect for the current and prior periods, EPS presentation would not be significantly different from EPS currently reported in the Company's statements of operations.

     In June 1997, the Financial Accounting Standards Board issued Statements of Financial Standards ("SFAS") No. 130, "Reporting of Comprehensive Income," which requires that an enterprise report, by major components and as a single total, the change in net assets during the period from nonowner sources; and No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographical areas and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows and any effect will be limited to the form and content of its disclosures. Both statements, SFAS No. 130 and SFAS No. 131, are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

     RECLASSIFICATIONS

     Certain previously reported amounts have been reclassified to conform with the current presentation format.

                       WALKER INTERACTIVE SYSTEMS, INC.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The report on this Form 10-Q contains forward-looking statements, including statements related to industry trends and demand for mainframe products, working capital requirements, expansion in international markets, new consulting opportunities and the use of distributors for license resale. Discussions containing such forward-looking statements may be found in the material set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations", generally and specifically therein under the captions "Liquidity and Capital Resources" and "Future Performance and Additional Risk Factors" as well as elsewhere in this Quarterly Report on Form 10-Q, the Company's 1996 Annual Report on Form 10-K and the Company's Annual Report for the year ended December 31, 1996. Actual events or results may differ materially from those discussed herein. The risk factors on pages 10 through 12, among others, should be considered in evaluating the Company's prospects and future financial performance.

Walker Interactive Systems, Inc. and its subsidiaries (collectively, the "Company") designs, develops and markets software products for the mainframe and client/server platforms. The Tamaris C/S product line represents the Company's core suite of business and financial solutions utilizing the power of the mainframe server. The Aptos suite of financial applications provides a multi-tier client/server architecture that runs on UNIX and Windows NT servers. In addition to the Tamaris C/S and Aptos product lines, the Company develops and markets financial solutions which focus on the high-end corporate market with the ability to serve mid-sized stand-alone organizations and divisions of large
corporations.   The Company's Tamaris C/S financial suite include productivity tools that allow the Company's applications to be extensively customized to fit the customer's particular requirements. The Company complements its software products by providing consulting and training services to assist in customization and implementation.

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

Software license revenues are recognized when software revenue recognition criteria have been met. The portion of revenues from new license agreements which relate to the Company's obligations to provide customer support are deferred and recognized ratably over the contract support period, which is generally three to twelve months. Software maintenance contracts are usually renewable on an annual basis, although the Company may negotiate long-term contracts. Revenues from maintenance contract renewals are deferred and recognized ratably over the terms of the agreements. Revenues from consulting and other services are recognized as the related services are provided or as milestones are completed.

ACQUISITION
-----------

On May 17, 1996, the Company acquired the business and net assets of Hunt Systems Group, Inc. ("Hunt") for a total acquisition price of $3.8 million comprised of a $2.1 million cash payment, $1.6 million payable based on achievement of certain performance targets during the four year period following closing and $0.1 million in transaction costs. Additional amounts will be paid if further performance targets are reached during the same four year period. The acquisition was accounted for as a purchase transaction. Of the purchase price, $0.2 million was allocated to identifiable net tangible assets, $0.8 million was allocated to capitalized software and $2.8 million was allocated to in-process research and development. The amount of the purchase price allocated to in-process research and development was charged to the Company's operations in the second quarter of 1996, because technological feasibility had not been established and no alternative future uses existed at the acquisition date. The results of operations of Hunt, which are included in the Company's Consolidated Statement of Operations beginning with the quarter ended June 30, 1996, were not material to the results of operations of the Company.

RESULTS OF OPERATIONS
---------------------

REVENUES. The Company's 1997 second quarter revenues of $16.3 million increased $0.9 million or six percent over second quarter revenues of the prior year. Revenue for the six month period ended June 30, 1997 increased $3.6 million or 12 percent to $33.3 million compared to the same period of 1996. The increase in revenues for 1997 is primarily attributable to an increase in license revenues which were $3.5 million for the three months ended June 30, 1997 compared to $2.3 million for the same period in 1996, an increase of 52 percent. License revenues of $7.2 million for the six months ended June 30, 1997 increased 87 percent from $3.8 million for the same period in 1996. License revenue mix for the second quarter of 1996 and 1997, by platform, has remained stable with mainframe products consisting of 74 percent of license revenue and client/server license revenue comprising the difference.

Increased license revenue for the three and six month periods ended June 30, 1997 was generated from all of the Company's product lines and geographic regions. The Company believes that the increase in worldwide Tamaris C/S revenues is attributable to continued and increasing use of mainframe systems as the solution to high volume transaction requirements and due to corporate requirements for robust analytical, budgeting and consolidating applications. The Company believes that the increase in Aptos revenues in the United Kingdom is a result of product feature and functionality enhancements. The Company further believes that increased marketing promotions and growth in the Company's sales and marketing infrastructure has increased customer awareness of the Company's products and services. There can be no assurances that these historical trends will continue in the future.

Consulting revenues decreased $0.4 million or six percent to $6.0 million for the second quarter ended June 30, 1997 from the comparable period in 1996. The decrease in revenues is attributable to the completion of several large implementation and post-implementation projects during 1996 and the first quarter of 1997 which had not been replaced by projects of the same magnitude. Consulting revenues for the second quarter of 1997 were also adversely affected by a fixed-fee consulting engagement. The decrease was partially offset by an increase in consulting revenues in the United Kingdom for the three months ended June 30, 1997. Consulting revenues for the first half of 1997 remained relatively flat over the comparable 1996 period. See "Future Performance and Additional Risk Factors - Fluctuations in Operating Results" and "- Employees."

COSTS OF LICENSES, MAINTENANCE AND CONSULTING. The costs of licenses, maintenance and consulting as a percentage of total revenues increased two percentage points and one percentage point for the three months and six months ended June 30, 1997, respectively, compared to 1996. Cost of licenses in 1997 increased due to a greater portion of 1997 license revenue generated from products which utilize technology licensed from outside third parties. Third party royalties increased in absolute dollars and as a percentage of total revenue for the three months and six months ended June 30, 1997 compared to 1996.

The costs of consulting revenues as a percentage of total revenue for the three months and the six months ended June 30, 1997 increased 14 percent and 9 percent, respectively, over the comparable 1996 periods. The increases are attributable to lower profit margins in North America associated with a fixed fee consulting engagement. The Company has recognized increased profit margins on consulting revenue in the United Kingdom and the Asia Pacific regions compared to 1996 which is attributable to a greater number of consulting engagements resulting from an increase in 1997 license revenues and increased utilization in the professional services organizations. The costs of maintenance as a percentage of total revenues remained relatively constant compared to 1996 for both the three months and six months ended June 30, 1997.

AMORTIZATION OF CAPITALIZED SOFTWARE. The amortization of capitalized software increased due to recent software product releases.

SALES AND MARKETING. Sales and marketing expenses for the three months and six months ended June 30, 1997 increased $0.8 million or 26 percent and $1.8 million or 30 percent, respectively, over the comparable 1996 periods. As a percentage of revenues, 1997 sales and marketing expenses increased four percentage points over the three month period ended June 30, 1996 and three percentage points over the six month period ended June 30, 1997. The increase in absolute dollars is due to higher commissions and other expenses associated with the increase in license revenues. Increases in worldwide marketing promotions including, but not limited to, corporate imaging and positioning and related growth in the sales and marketing organization during 1997 further contributed to increased sales and marketing expenses as a percentage of revenues.

GENERAL AND ADMINISTRATIVE. General and administrative expenses for 1997 decreased $0.3 million or 14 percent and $0.4 million or eight percent from the three month and six month periods ended June 30, 1997, respectively. The decrease is primarily due to bad debt reserves and senior management related changes incurred during the second quarter of 1996 which were not incurred during the comparable period in 1997.

PRODUCT DEVELOPMENT. Product development expenses, excluding amortization of capitalized software, are as follows:

                                                          THREE MONTHS                      SIX MONTHS
                                                             ENDED                            ENDED
                                                            JUNE 30,                         JUNE 30,
                                                      1997           1996                1997       1996
                                                      ----           ----                ----       ----
Product development costs including additions
 to capitalized software (gross)                       $ 4,475        $ 4,146             $ 8,847    $ 8,093

Less:
  Additions to capitalized software                     (2,024)        (1,193)             (3,863)    (2,221)
                                                       -------        -------             -------    -------
Product development expenses                           $ 2,451        $ 2,953             $ 4,984    $ 5,872
                                                       =======        =======             =======    =======

The increase in gross product development costs is primarily due to the Company's efforts to broadened its existing product sets by further developing acquired technologies, incorporating third party technologies in new products and enhancing existing products. In absolute dollars and as a percentage of gross product development costs, additions to capitalized software increased for the three months and six months ended June 30, 1997 compared to 1996. The change is due to increased efforts by internal and external resources to develop enhanced releases of existing products.

INCOME TAX EXPENSE. Income tax expense is recorded each quarter based on the Company's estimated effective income tax rate for the year. The Company estimates that the 1997 effective income tax rate will be 35 percent. In the first half of 1996, the Company recorded a tax provision of $0.1 million on a net loss of $2.1 million. The 1996 provision was comprised of withholding taxes in certain foreign jurisdictions and increases to the valuation allowance for deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of June 30, 1997, the Company had cash and cash equivalents and short- and long-term investments totaling $34.5 million compared to $38.2 million at December 31, 1996. The decrease is primarily attributable to changes in operating assets and liabilities, consisting of a $2.4 million increase in net accounts receivable and a $1.2 million decrease in accrued liabilities. These changes resulted from the timing of sales, cash collections and cash payments.

In 1995, the Board of Directors authorized the repurchase of 800,000 shares, not to exceed a total cost of $6.0 million. During the second quarter of 1997, the Board of Directors authorized the Company to spend up to an additional $4.0 million for repurchases, for a total cost of $10.0 million The shares are being repurchased for use in connection with the Company's employee stock purchase plan and one of its employee stock option plans. The volume of shares repurchased will vary from quarter to quarter. As of June 30, 1997, the Company had acquired 517,000 shares of its common stock at a cost of $5.9 million. As of June 30, 1997, the Company had reissued approximately 150,371 of the repurchased shares.

The Company has a line of credit with a financial institution in the amount of $3.0 million, secured by marketable securities. The line of credit expires on August 1, 1998. The Company has never borrowed against this line of credit. The credit agreement provides that the Company shall maintain certain financial ratios and contains restrictions related to various matters, including the Company's ability to effect mergers or acquisitions without the bank's approval and the Company's ability to pay dividends while borrowings are outstanding under the line of credit.

As of June 30, 1997, the Company's principal source of liquidity included cash, cash equivalents and short- and long-term investments aggregating $34.5 million. The following sentence is a forward looking statement. The

Company believes that such amounts, together with funds expected to be generated from operations, will satisfy the Company's currently anticipated working capital and capital expenditure requirements for at least the next twelve months.

FUTURE PERFORMANCE AND ADDITIONAL RISK FACTORS
----------------------------------------------

FLUCTUATIONS IN OPERATING RESULTS. The Company has experienced and may in the future experience significant quarterly and annual changes in revenues and results of operations. The Company's revenues and results of operations fluctuate as a result of a variety of factors which include the length of the sales cycle for the Company's products, the amount of revenue generated from products which require third party royalty payments, changes in product mix, demand for the Company's products, competitive conditions in the industry and general economic conditions. Furthermore, the revenue growth rates experienced during 1996 did not continue into the first half of 1997 and may not continue in the future. Shortfalls in revenues or earnings from levels expected by the financial market could have an immediate and significant adverse effect on the trading price of the Company's common stock.

Future operating results will continue to heavily depend on the level of license sales. Due to the lengthy sales cycle associated with the Company's software products, revenues are difficult to forecast and may fluctuate dramatically between reporting periods. Future prices the Company will be able to obtain for its software products may decrease from historical levels depending on competitive factors. Maintenance revenues are derived from new and existing customers. Lower than expected maintenance revenues may result if cancellations or non-renewals of maintenance agreements are not replaced by new maintenance agreements equal to or greater than those lost. Maintenance revenues may be negatively impacted if prices for maintenance agreements decrease from historical levels due to competitive factors. Consulting revenues are derived from new and existing customers for services related to training, implementations, customizations, migrations, enhancements and other special projects. In order to maintain or increase existing levels of consulting revenues, the Company depends on consulting engagements from new license customers. However, revenues from consulting engagements may be generated for an extended period of time beyond the customers' software implementations.
There can be no assurances that any license, maintenance or consulting revenue trends experienced in the past will continue into the future.

The Company has introduced its Aptos product line to the Asia Pacific Region. The Company plans to further increase its presence in international markets including, but not limited to, introducing its Aptos product line to the United States and other countries outside of the Europe. Risks associated with such pursuits include, but are not limited to, the following: changing market demands, economic and political conditions in foreign markets, foreign exchange fluctuations, longer collections cycles and changes in international tax laws. During 1996 and the first six months of 1997, the Company experienced an increase in revenues generated in the United Kingdom and the Asia Pacific region. There can be no assurances that the Company will continue to experience increased revenues in the United Kingdom or in Asia Pacific. Furthermore, there can be no assurances that the Company's sales and marketing efforts in other international markets will result in future revenue.

The Company has entered into fixed price consulting agreements with some customers, and the Company expects to enter into additional fixed priced agreements. The Company historically has recognized lower profit margins on certain fixed price service agreements when compared to non-fixed priced agreements. Consulting revenues for the second quarter of 1997 were adversely affected by a fixed-fee consulting engagement. This engagement could adversely affect future revenues if the Company is unable to reduce the resources assigned to this engagement or to rapidly deploy additional resources to other consulting engagements. See "- Employees." Although the Company intends to negotiate future fixed priced consulting agreements that provide greater profit margins, it cannot ensure that such arrangements will provide profit margins comparable to non-fixed price agreements. Such fixed price arrangements may become a greater proportion of the Company's revenues in the future.

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

The Company expects sales and marketing expenses to increase in the future as the Company releases and promotes new products, increases promotions of existing product lines and continues to build its sales force. However, the Company believes that the impact of these activities, if any, on future license revenues may not be immediate and there can be no assurances that increased sales and marketing expenditures will result in increased revenues.

NEW BUSINESS OPPORTUNITIES.  The Company has historically generated a majority
of its consulting revenue from pre- and post-implementation services.   To a
lesser extent, the Company has provided services which include, but are not limited to, Year 2000 conversion engagements and other hardware and software solutions. The Company intends to continue its pursuit of consulting engagements for which the Company believes it has the qualifications to successfully complete. Such engagements may not be pre- or post-implementation related. There can be no assurances that these engagements will result in profit margins equal to or greater than those engagements that are specific to a customer's product implementation.

On occasion the Company has utilized distributors to resale its software products. The Company may generate proportionately more of its license revenue through the utilization of distributors or Value Added Resellers (VAR's) than it has in the past. If a disproportionate amount of license revenue is generated by these means operating income as a percentage of revenue may be below historical levels due to financial obligations to these third parties.

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

EMPLOYEES. The Company's success depends on a number of its key employees. The loss of the services of the Company's key employees could have a material adverse effect on the Company. The Company believes that its future success will also depend in large part on its ability to attract and retain highly-skilled technical and managerial personnel. In this regard, the Company must retain existing and hire additional personnel (directly or through contractual agreements) in order to maintain its consulting revenues at historical levels. Competition for such personnel in the software industry is intense and the supply is limited. There can be no assurances that the Company will be successful in attracting and retaining such personnel.

PART II.  OTHER INFORMATION
---------------------------

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a) The Annual Meeting of Stockholders of Walker Interactive Systems, Inc. was held on May 14, 1997.

          (b) Tania Amochaev and John M. Lillie were elected to the Board of Directors to hold office until the 2000 Annual Meeting of Stockholders. The Directors whose term of office as Director continued after the meeting where: Richard C. Alberding, William
               A. Hasler, David C. Hodgson, Leonard Y. Liu, and David C.
               Wetmore.

          (c) The matters voted upon at the meeting and the voting of the stockholders with respect thereto are as follows:

               (i) The election of Tania Amochaev as a Director to hold office until the 2000 Annual Meeting of Stockholders:

                      For:  12,430,858      Withheld:  4,757

               (ii) The election of John M. Lillie as a Director to hold office until the 2000 Annual Meeting of Stockholders:

                      For:  12,431,458      Withheld:  4,157

               (iii) Ratification of the selection of Deloitte & Touche LLP as independent public accountants of the Company for its fiscal year ending December 31, 1997.

                      For:  12,419,194      Against:  3,304
                      Abstain:  13,117      Broker Non-Votes: 0

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               Exhibit 27    Financial Data Schedule (electronic filing only)

          (b)  Reports on Form 8-K

               The Company filed no reports on Form 8-K during the quarter ended June 30, 1997.

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




Date:  August 8, 1997                       By:  /s/ BARBARA M. HUBBARD
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