Form 10-Q
period 1997-09-30
WALKER INTERACTIVE SYSTEMS INC
filed 1997-11-13
CIK 883983

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

                                               Yes    X     No


         There were 13,313,235 Shares of $.001 Par Value Common Stock outstanding as of November 11, 1997.

                        WALKER INTERACTIVE SYSTEMS, INC.
                                    FORM 10-Q
                                      INDEX


                        PART I.  FINANCIAL INFORMATION                     Page
                                                                           ----
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of September 30, 1997 and
           December 31, 1996.................................................3

         Consolidated Statements of Operations for the three months and nine months ended September 30, 1997 and 1996.....................4

         Consolidated Statements of Cash Flows for the nine months ended
           September 30, 1997 and 1996.......................................5

         Notes to Consolidated Financial Statements..........................6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS...........................................8

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...................................15

SIGNATURES..................................................................16

                       WALKER INTERACTIVE SYSTEMS, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
               (In thousands, except share and per share amounts)

                                                                      SEPTEMBER       DECEMBER
                                      ASSETS                          30, 1997        31, 1996
                                                                      --------        --------
Current assets:
     Cash and cash equivalents......................................   $11,755         $13,475
     Short-term investments.........................................    13,139          17,615
     Accounts receivable, net.......................................    16,154          12,245
     Prepaid expenses...............................................     1,804           1,010
                                                                        ------          ------
        Total current assets........................................    42,852          44,345

Long-term investments...............................................     6,147           7,080
Property amd equipment, net.........................................     3,801           4,332
Capitalized software, net...........................................    14,121          11,858
Deferred tax assets, net............................................    13,445          14,060
Other assets........................................................       492             644
                                                                        ------          ------

TOTAL ASSETS........................................................   $80,858         $82,319
                                                                       =======         =======


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued liabilities.......................   $12,719         $13,152
     Deferred revenue...............................................    13,309          14,855
                                                                        ------          ------
        Total current liabilities...................................    26,028          28,007

Deferred revenue....................................................     2,017           2,441
Accrued rent........................................................       612             960
Other long-term obligations.........................................     3,548           4,139
                                                                        ------          ------
        Total liabilities...........................................    32,205          35,547
                                                                        ------          ------

Stockholders' equity:
     Common stock, $.001 par value: 50,000,000 shares
        authorized; issued 13,721,104 shares - September 30,
        1997; 13,494,487 shares - December 31, 1996.................        14              13
     Additional paid-in capital.....................................    71,185          70,008
     Currency translation adjustments...............................       165             253
     Unrealized gain (loss) on investments..........................        18             (39)
     Accumulated deficit............................................   (17,583)        (18,710)
     Treasury stock at cost (412,869 shares - September 30,
        1997; 397,194 shares - December 31, 1996)...................    (5,146)         (4,753)
                                                                        ------          ------
        Total stockholders' equity..................................    48,653          46,772
                                                                        ------          ------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..........................   $80,858         $82,319
                                                                       =======         =======

See notes to consolidated financial statements

                           WALKER INTERACTIVE SYSTEMS
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (In thousands, except per share amounts)

                                                                     THREE MONTHS                  NINE MONTHS
                                                                  ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                                  1997           1996          1997            1996
                                                                  ----           ----          ----            ----
REVENUES:

License.................................................         $2,129         $1,823        $9,320          $5,659
Maintenance.............................................          6,919          6,817        20,635          20,257
Consulting..............................................          7,219          7,329        19,646          19,761
                                                              ---------      ---------     ---------       ---------
Total revenues..........................................         16,267         15,969        49,601          45,677

OPERATING EXPENSES:

Costs of revenues:
Costs of licenses, maintenance and consulting................     7,347          6,422        20,523          17,963
Amortization of capitalized software.........................     1,192            900         3,533           2,617
Sales and marketing..........................................     3,790          3,530        11,577           9,500
Product development..........................................     2,411          2,630         7,395           8,502
General and administrative...................................     1,838          2,026         6,286           6,886
Write-off of purchased in-process
research and development.....................................         -              -             -           2,784
                                                              ---------      ---------     ---------       ---------
Total operating expenses.....................................    16,578         15,508        49,314          48,252

Operating income (loss)......................................      (311)           461           287          (2,575)
Interest income, net.........................................       451            502         1,445           1,484
                                                              ---------      ---------     ---------       ---------
Income (loss) before income taxes............................       140            963         1,732          (1,091)
Income tax expense...........................................        48             49           605             152
                                                              ---------      ---------     ---------       ---------

NET INCOME (LOSS)............................................       $92           $914        $1,127         ($1,243)
                                                              =========      =========     =========       =========

NET INCOME (LOSS) PER SHARE..................................     $0.01          $0.07         $0.08          ($0.09)
                                                              =========      =========     =========       =========

Shares used in computing net income (loss) per share.........    14,373         14,046        14,224          13,238
                                                              =========      =========     =========       =========


See notes to consolidated financial statements

                        WALKER INTERACTIVE SYSTEMS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                                       NINE MONTHS
                                                                                    ENDED SEPTEMBER 30,
                                                                                   1997            1996
                                                                                   ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income (loss)....................................................         $1,127         ($1,243)
     Adjustments to reconcile net income (loss) to net cash
        provided (used) by operating activities:
        Depreciation and amortization.....................................          5,496           5,023
        Tax benefit of nonqualified stock options.........................            259             368
        Write-off of purchased in-process research and development........               -          2,784
     Changes in operating assets and liabilities:
        Accounts receivable, net..........................................         (3,909)         (3,044)
        Prepaid expenses..................................................           (794)           (643)
        Accrued liabilities...............................................         (1,385)             87
        Deferred tax assets...............................................            615              (7)
        Deferred revenue..................................................         (1,970)           (510)
        Other.............................................................            170              12
                                                                                  -------         -------
            Net cash provided (used) by operations........................           (391)          2,827

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from employee stock purchase plan
        issuances and stock options exercised.............................          1,630           2,092
     Treasury stock acquired..............................................         (1,104)         (3,341)
     Other................................................................             13            (231)
                                                                                  -------         -------
            Net cash provided (used) by financing activities..............            539          (1,480)
                                                                                  -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchases of short- and long-term investments........................        (26,491)        (24,976)
     Maturities of short-term investments.................................         11,500           4,900
     Acquisition of Hunt Systems Group, Inc...............................              -          (2,034)
     Sales of short-term investments......................................         20,373          13,917
     Purchases of property................................................         (1,614)         (1,227)
     Additions to capitalized software....................................         (5,796)         (3,676)
     Other................................................................            160              12
                                                                                  -------         -------
            Net cash used by investing activities.........................         (1,868)        (13,084)
                                                                                  -------         -------

NET DECREASE IN CASH AND CASH EQUIVALENTS.................................         (1,720)        (11,737)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD...........................         13,475          25,412
                                                                                  -------         -------


CASH AND CASH EQUIVALENTS - END OF PERIOD.................................        $11,755         $13,675
                                                                                  =======         =======


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

         In September 1997, the Financial Accounting Standards Board issued Statements of Financial Standards ("SFAS") No. 130, "Reporting of Comprehensive Income," which requires that an enterprise report, by major components and as a single total, the change in net assets during the period from nonowner sources; and No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographical areas and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows and any effect will be limited to the form and content of its disclosures. Both statements, SFAS No. 130 and SFAS No. 131, are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

         RECLASSIFICATIONS

         Certain previously reported amounts have been reclassified to conform with the current presentation format.

2.       ACQUISITION OF REVERE, INC.

         On October 29, 1997, the Company announced that it agreed to acquire Revere, Inc., a high-end computerized maintenance management systems provider. The Company expects to account for the acquisition as a purchase transaction. At closing, the Company expects to exchange $8.5 million in Company stock for all outstanding shares in Revere, Inc. The transaction will include an earnout that may increase the purchase price by up to an additional $2.0 million if certain performance targets are met between the closing date and December 31, 1998. The earnout is payable in cash or stock, at the

         Company's option. The Company expects to take a charge for in-process research and development and other expenses currently estimated to be in the range of $4.0 million to $5.0 million. The closing date is anticipated to occur during the fourth quarter of 1997.

                        WALKER INTERACTIVE SYSTEMS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The report on this Form 10-Q contains forward-looking statements, including statements, among others, related to license revenue trends, industry trends and demand for mainframe products, reduction in an acquired line of credit, working capital requirements, expansion in international markets, new consulting opportunities and the use of distributors for license resale. Discussions containing such forward-looking statements may be found in the material set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations," generally and specifically therein under the captions "Results of Operations," "Liquidity and Capital Resources" and "Future Performance and Additional Risk Factors" as well as elsewhere in this Quarterly Report on Form 10-Q, the Company's 1996 Annual Report on Form 10-K and the Company's Annual Report for the year ended December 31, 1996. Actual events or results may differ materially from those discussed herein. The risk factors on pages 11 through 14, among others, should be considered in evaluating the Company's prospects and future financial performance.

Walker Interactive Systems, Inc. and its subsidiaries (collectively, the "Company") design, develop and market software products for the mainframe and client/server platforms. The Tamaris C/S product line represents the Company's core suite of business and financial solutions utilizing the power of the mainframe server. The Aptos suite of financial applications provides a multi-tier client/server architecture that runs on UNIX and Windows NT servers. In addition to the Tamaris C/S and Aptos product lines, the Company develops and markets financial solutions which focus on the high-end corporate market with the ability to serve mid-sized stand-alone organizations and divisions of large corporations. The Company's Tamaris C/S financial suite includes productivity tools that allow the Company's applications to be extensively customized to fit the customer's particular requirements. The Company complements its software products by providing consulting and training services to assist in customization and implementation.

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

ACQUISITIONS

On October 29, 1997, the Company announced that it agreed to acquire Revere, Inc., a high-end computerized maintenance management systems provider. The Company expects to account for the acquisition as a purchase transaction. At closing, the Company expects to exchange $8.5 million in Company stock for all outstanding shares in Revere, Inc. The transaction will include an earnout that may increase the purchase price by up to an additional $2.0 million if certain performance targets are met between the closing date and December 31, 1998. The earnout is payable in cash or stock, at the Company's option. The Company expects to take a charge for in-process research and development and other expenses currently estimated to be in the range of $4.0 million to $5.0 million. The closing date is anticipated to occur during the fourth quarter of 1997.

On May 17, 1996, the Company acquired the business and net assets of Hunt Systems Group, Inc. ("Hunt") for a total acquisition price of $3.8 million comprised of a $2.1 million cash payment, $1.6 million payable based on achievement of certain performance targets during the four year period following closing and $0.1 million in transaction costs. Additional amounts will be paid if further performance targets are reached during the same four year period. As of September 30, 1997, the Company has paid $0.3 million on the achievement of performance targets. The acquisition was accounted for as a purchase transaction. Of the purchase price, $0.2 million was allocated to identifiable net tangible assets, $0.8 million was allocated to capitalized software and $2.8 million was allocated to in-process research and development. The amount of the purchase price allocated to in-process research and development was charged to the Company's operations in the second quarter of 1996, because technological feasibility had not been established and no alternative future uses existed at the acquisition date. The results of operations of Hunt, which are included in the Company's Consolidated Statement of Operations beginning with the quarter ended September 30, 1996, were not material to the results of operations of the Company.

RESULTS OF OPERATIONS

REVENUES. The Company's revenues for the quarter ended September 30, 1997 of $16.3 million increased $0.3 million or two percent over the same period in 1996. Revenue for the nine month period ended September 30, 1997 increased $3.9 million or nine percent to $49.6 million compared to the same period of 1996. The increase in 1997 total revenues is primarily attributable to an increase in license revenues which were $2.1 million for the three months ended September 30, 1997 compared to $1.8 million for the same period in 1996, an increase of 17 percent. License revenues of $9.3 million for the nine months ended September 30, 1997 increased 65 percent from $5.7 million for the same period in 1996.

During the third quarter of 1997, license revenues generated by the Company's client/server products represented 75 percent of total license revenues compared to 39 percent of total license revenues in 1996. Client/server product revenues contributed 39 percent of total revenues for the nine months ended September 30, 1997 and 25 percent of total revenues for the same period in 1996. The change in 1997 license revenue product mix is attributable to an increase in sales of the Company's client/server products - Business Framework Series, Information Access and Aptos product lines. Further contributing to the change in product mix was a decrease in Tamaris C/S product sales during the third quarter of 1997 (see below).

During the third quarter of 1997, the Company recognized 64 percent of its total license revenue in the United Kingdom compared with 26 percent in 1996 while North American license revenues were 22 percent and 68 percent of total license revenue for the same periods, respectively. The remaining percentage of license revenue for the above periods was recognized in the Asia Pacific region. The Company has recognized increased license revenue in the United Kingdom which is due to increasing Aptos and Business Framework Series license sales. The Company believes that the increase in client/server product sales in the United Kingdom is a result of Aptos product line feature and functionality enhancements and increased regional sales and marketing efforts for the Company's Business Framework Series. North American license revenues for the three months ended September 30, 1997 have decreased from the same period in 1996. The decrease is primarily attributable to a decrease in Tamaris C/S product line license sales. The following sentence is a forward-looking statement. The Company does not believe that this decline in North American license revenue will continue into the quarter ending December 31, 1997. Asia Pacific license revenue increased over 1996 for both the three and nine months ended September 30, 1997 in all product lines. License revenues by region have remained relatively stable for the nine months ended September 30, 1997 and 1996. There can be no assurances that these fluctuations or any historical trends will continue in the future.

Consulting revenue for the three months and nine months ended September 30, 1997 has remained relatively flat over the comparable 1996 periods. The Company historically generates a majority of its consulting revenue from implementation related projects. During the three months and nine months ended September 30, 1997, consulting revenue from implementation related projects decreased from the comparable 1996 periods due to several large implementation and post-implementation projects during 1996 and the first quarter of 1997 which were not replaced with projects of the same magnitude. Consulting revenues for 1997 were also adversely affected by a fixed-fee consulting engagement. The Company recognized revenue from consulting engagements to change non-Walker information systems to be Year 2000 compliant. These Year 2000 consulting engagements were not a source of revenue in prior years. The Company's Year 2000 consulting revenue offset the decrease in revenue recognized from implementation related projects. The Company generated a majority of its Year 2000 consulting revenues in the North America region. Increases in 1997 total United Kingdom and Asia Pacific consulting revenue offset decreases in 1997 North American consulting revenue. See "Future Performance and Additional Risk Factors Fluctuations in Operating Results" and "- Employees."

COSTS OF LICENSES, MAINTENANCE AND CONSULTING. The costs of licenses, maintenance and consulting as a percentage of total revenues increased five percentage points and two percentage points for the three months and nine months ended September 30, 1997, respectively, compared to 1996. The increase is primarily attributable to increases in third party royalties and an increase in consulting expenses.

Cost of licenses in 1997 increased due to a greater portion of 1997 license revenue generated from the Company's client/server product lines, many of which utilize technology licensed from outside third parties. Third party royalties increased in absolute dollars and as a percentage of total revenue for the three months and nine months ended September 30, 1997 compared to 1996.

The costs of consulting revenues as a percentage of total revenue for the three months and the nine months ended September 30, 1997 increased nine percent and one percent, respectively, over the comparable 1996 periods. The increases are attributable to lower than expected total revenues, lower profit margins in North America associated with a fixed fee consulting engagement and an increase in the use of outside contractors. Further contributing to the increase was the growth and turnover in the consulting organizations. The growth in the consulting organization was due to increased resources for implementation consulting engagements and for the pursuit and execution of non-implementation projects. The decline in North American profit margins was partially offset by increased profit margins on consulting revenue in the United Kingdom and the Asia Pacific regions compared to 1996 which is attributable to a greater number of consulting engagements resulting from an increase in 1997 license revenues and increased utilization in the professional services organizations.

The costs of maintenance as a percentage of total revenues remained relatively constant compared to 1996 for both the three months and nine months ended September 30, 1997.

AMORTIZATION OF CAPITALIZED SOFTWARE. The amortization of capitalized software increased due to recent software product releases.

SALES AND MARKETING. Sales and marketing expenses for the three months and nine months ended September 30, 1997 increased $0.3 million or seven percent and $2.1 million or 22 percent, respectively, over the comparable 1996 periods. As a percentage of revenues, 1997 sales and marketing expenses increased one percentage point over the three month period ended September 30, 1996 and two percentage points over the nine month period ended September 30, 1996. The increase in absolute dollars is due to increased commission expense and other expenses associated with the increase in license revenues. Increases in worldwide marketing promotions including, but not limited to, corporate imaging and positioning and related headcount growth in the sales and marketing organization during 1997 further contributed to increased sales and marketing expenses as a percentage of revenues.

GENERAL AND ADMINISTRATIVE. General and administrative expenses for 1997 decreased $0.2 million or nine percent and $0.6 million or nine percent from the three month and nine month periods ended September 30, 1997, respectively. The decrease is primarily due to charges for bad debt and senior management changes incurred during the second quarter of 1996 which were not incurred during the comparable period in 1997.


PRODUCT DEVELOPMENT. Product development expenses, excluding amortization of capitalized software, are as follows:

                                                       THREE MONTHS ENDED        NINE MONTHS ENDED
                                                         SEPTEMBER 30,             SEPTEMBER 30,
                                                       1997         1996         1997         1996
                                                       ----         ----         ----         ----
Product development costs including additions to
     capitalized software (gross).................    $4,344       $4,086      $13,191      $12,178
Less:
     Additions to capitalized software............    (1,933)      (1,456)      (5,796)      (3,676)
                                                      ------       ------       ------       ------
Product development expenses......................    $2,411       $2,630       $7,395       $8,502
                                                      ======       ======       ======       ======

The increase in gross product development costs is primarily due to the Company's efforts to broaden its existing product offerings by further developing acquired technologies, incorporating third party technologies in new products and enhancing existing products. In absolute dollars and as a percentage of gross product development costs, additions to capitalized software increased for the three months and nine months ended September 30, 1997 compared to 1996. The change is due to increased efforts by internal and external resources to develop enhanced releases of existing products.

INCOME TAX EXPENSE. Income tax expense is recorded each quarter based on the Company's estimated effective income tax rate for the year. As of September 30, 1997, the Company estimated that the 1997 effective income tax rate would be 35 percent. It is anticipated that the effective income tax rate will differ due to the accounting for the Revere, Inc. acquisition. See "- Acquisitions." Currently, the impact on the effective income tax rate has not been determined. In the first nine months of 1996, the Company recorded a tax provision of $0.2 million on a net loss of $1.2 million. The 1996 provision was comprised of withholding taxes in certain foreign jurisdictions and increases to the valuation allowance for deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1997, the Company had cash and cash equivalents and short- and long-term investments totaling $31.0 million compared to $38.2 million at December 31, 1996. The decrease is primarily attributable to changes in operating assets and liabilities, consisting of a $3.9 million increase in net accounts receivable, $2.0 decrease in deferred revenue and a $1.4 million decrease in accrued liabilities. These changes resulted from negative effect of the timing of sales, cash collections and cash payments.

In 1995, the Board of Directors authorized the repurchase of 800,000 shares of the Company's outstanding common stock, not to exceed a total cost of $6.0 million. The Board of Directors subsequently authorized the Company to spend up to an additional $4.0 million for repurchases, for a total cost of up to $10.0 million The shares are being repurchased for use in connection with the Company's employee stock purchase plan and one of its employee stock option plans. The volume of shares repurchased will vary from quarter to quarter. As of September 30, 1997, the Company had acquired 572,000 shares of its common stock at a cost of $6.7 million. As of September 30, 1997, the Company had reissued approximately 164,000 of the repurchased shares.

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

Revere, Inc. has borrowed approximately $1.5 million from an existing line of credit. The following sentence is a forward looking statement. The Company anticipates that it will pay off the remaining balance on this line of credit subsequent to the closing date of the acquisition. See "- Acquisition."

As of September 30, 1997, the Company's principal source of liquidity included cash, cash equivalents and short-and long-term investments aggregating $31.0 million. The following sentence is a forward looking statement. The Company believes that such amounts, together with funds expected to be generated from operations, will satisfy the Company's currently anticipated working capital and capital expenditure requirements for at least the next twelve months.

FUTURE PERFORMANCE AND ADDITIONAL RISK FACTORS

FLUCTUATIONS IN OPERATING RESULTS. The Company has experienced and may in the future experience significant quarterly and annual changes in revenues and results of operations. The Company's revenues and results of operations fluctuate as a result of a variety of factors which include the length of the sales cycle for the Company's products, the amount of revenue generated from products which require third party royalty payments, changes in product mix, demand for the Company's products, competitive conditions in the industry and general economic conditions. Furthermore, the revenue growth rate experienced during the last half of 1996 and the first quarter of 1997 did not continue into the second and third quarters of 1997 and may not continue in the future.

Shortfalls in revenues or earnings from levels expected by the financial market could have an immediate and significant adverse effect on the trading price of the Company's common stock. Additionally, the trading price of the Company's common stock could be adversely affected if repurchases of the Company's common stock are suspended or discontinued.

Future operating results will continue to heavily depend on the level of license sales. Due to the lengthy sales cycle associated with the Company's mainframe software products and time to establish product recognition for its client/server products, revenues are difficult to forecast and may fluctuate dramatically between reporting periods. Future prices the Company will be able to obtain for its software products may decrease from historical levels depending on competitive factors. Maintenance revenues are derived from new and existing customers. Lower than expected maintenance revenues may result if cancellations or non-renewals of maintenance agreements are not replaced by new maintenance agreements equal to or greater than those lost. Maintenance revenues may be negatively impacted if prices for maintenance agreements decrease from historical levels due to competitive factors. Consulting revenues are derived from new and existing customers for services related to training, implementations, customizations, migrations, enhancements and other special projects. In order to maintain or increase existing levels of consulting revenues, the Company heavily depends on consulting engagements from new license customers. However, revenues from consulting engagements may be generated for an extended period of time beyond the customers' software implementations. The Company will also continue to pursue Year 2000 consulting engagements to supplement projects related to license customers. There can be no assurances that any license, maintenance or consulting revenue trends experienced in the past will continue into the future.

The Company has sold its Aptos product line primarily in the United Kingdom. The Company plans to further increase its presence in additional markets including, but not limited to, introducing the Aptos product line in the United States and further in the Asia Pacific region. Risks associated with such pursuits include, but are not limited to, the following: changing market demands, economic and political conditions in foreign markets, foreign exchange fluctuations, longer collections cycles and changes in international tax laws. During 1996 and the first nine months of 1997, the Company experienced an increase in revenues generated in the United Kingdom and the Asia Pacific region. There can be no assurances that the Company will continue to experience increased revenues in the United Kingdom or in Asia Pacific. Furthermore, there can be no assurances that the Company's sales and marketing efforts in other international markets will result in future revenue.

The Company has occasionally entered into fixed price consulting agreements and the Company expects to enter into additional fixed priced agreements. The Company has recognized lower profit margins on certain fixed price service agreements when compared to non-fixed priced agreements. Consulting revenues and related margins for the second and third quarters of 1997 were adversely affected by a fixed-fee consulting engagement. This engagement could adversely affect future revenues if the Company is unable to reduce the resources assigned to this engagement or to rapidly deploy additional resources to other consulting engagements. See "- Employees." Although the Company intends to negotiate future fixed priced consulting agreements that provide greater profit margins, it cannot ensure that such arrangements will provide profit margins comparable to non-fixed price agreements.

The Company has historically generated a majority of its consulting revenue from pre- and post-implementation services. During the second and third quarters of 1997, the Company provided services which include, but are not limited to, Year 2000 conversion engagements and other hardware and software solutions. The Company intends to continue its pursuit of consulting engagements for which the Company believes it has the qualifications to successfully complete. Such engagements may not be pre- or post-implementation related. There can be no assurances that these engagements will result in profit margins equal to or greater than those engagements that are specific to a customer's product implementation. Furthermore, there can be no assurances that consulting revenue generated from non-implementation related projects will continue to increase in the future.

The Company normally recognizes a greater ratio of consulting service revenue per mainframe product sale as compared to consulting service revenue per client/server product sale. Increased sales of the Company's client/server product lines as a percentage of total license revenue may reduce the ratio of total consulting service revenue to total license revenue.

The Company generates revenue from internally developed software products, some of which utilize technology licensed from third parties. The Company expects to continue utilizing third party technology and may enter into agreements with additional business partners. If sales of software utilizing third party technology increase disproportionately, gross margins may be below historical levels due to third party royalty obligations. There can be no assurances that the third parties will renew existing agreements with the Company or will not require financial conditions which are unfavorable to the Company.

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

The Company expects sales and marketing expenses to increase in the future as the Company promotes new products, increases promotions of existing product lines and solutions and continues to build its sales force internationally. However, the Company believes that the impact of these activities, if any, on future revenues may not be immediate and there can be no assurances that increased sales and marketing expenditures will result in increased revenues.

NEW BUSINESS OPPORTUNITIES. On occasion the Company has utilized distributors to resell its software products. The Company may generate proportionately more of its license revenue through the utilization of distributors or Value Added Resellers (VAR's) than it has in the past. If a disproportionate amount of license revenue is generated by these means, operating income as a percentage of revenue may be below historical levels due to financial obligations to these third parties.

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

PART II.  OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              Exhibit 27    Financial Data Schedule (electronic filing only)

         (b)  Reports on Form 8-K

              The Company filed no reports on Form 8-K during the quarter ended September 30, 1997.

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









Date: November 12, 1997            By:  /s/ BARBARA M. HUBBARD
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