Form 10-K405
period 1997-12-31
WALKER INTERACTIVE SYSTEMS INC
filed 1998-03-30
CIK 883983

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K


  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997

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

          Securities registered pursuant to Section 12(g) of the Act:
                         COMMON STOCK, $.001 PAR VALUE
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]   No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $267,559,000 based on the closing sale price as reported by The Nasdaq National Market on March 12, 1998.

Number of shares of Common Stock outstanding as of March 12, 1998:  13,990,000

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Report on Form 10-K incorporates information by reference from the Registrant's definitive Proxy Statement to be used in conjunction with its 1998 Annual Meeting of Stockholders.

                       WALKER INTERACTIVE SYSTEMS, INC.

                                   FORM 10-K
                                     INDEX

                                     PART I

ITEM 1.    BUSINESS.....................................................   2
ITEM 2.    PROPERTIES...................................................   9
ITEM 3.    LEGAL PROCEEDINGS............................................   9
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........   9

                                    PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
              STOCKHOLDER MATTERS.......................................   10
ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA.........................   11
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS.......................   12
ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...   22
ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....   22
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE.......................   39

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........   39
ITEM 11.   EXECUTIVE COMPENSATION.......................................   39
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT............................................   39
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............   39

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
              ON FORM 8-K...............................................   40
           SIGNATURES...................................................   43

PART I


ITEM 1.   BUSINESS


The report on this Form 10-K contains forward-looking statements, including statements related to industry trends and demand for mainframe products, expected resolution of legal proceedings, cash commitments, working capital requirements and possible expansion in international markets. Discussions containing such forward-looking statements may be found in the material set forth under "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", generally and specifically therein under the captions "Other Significant Charges," "Liquidity and Capital Resources" and "Additional Risk Factors" as well as elsewhere in this Annual Report on Form 10-K. Actual events or results may differ materially from those discussed herein. The Company disclaims any obligation to update these forward-looking statements as a result of subsequent events. The risk factors on pages 1 through 1, among others, should be considered in evaluating the Company's prospects and future financial performance.

OVERVIEW
--------

Walker Interactive Systems, Inc. (hereinafter "Walker" or the "Company") was incorporated in California in 1973 and reincorporated in Delaware in March 1992. Walker designs, develops, markets and supports, on a worldwide basis, a family of enterprise client/server financial application software products that enable large and medium-sized organizations, higher education institutions, and federal, state, and government agencies to accelerate time-to-benefit, lower cost of ownership and reduce information systems risks stemming from changes in information technology and/or business processes or structure.

Walker designs its software products specifically for the client/server and network computing models and believes that its architecture is among the most scalable and adaptable available for enterprise-level financial applications software. The Company's strategy is to offer comprehensive enterprise financial solutions to a variety of industries utilizing its best-of-breed software products. Walker's internet/intranet-enabled applications support and enhance enterprise-wide financial processes, including planning, budgeting, forecasting, consolidation and performance management. The Company's software products utilize the Microsoft Windows operating systems on the desktop, and industry-leading relational database management systems ("RDBMS") including IBM's DB2, Oracle and Microsoft SQL/Server.

The Tamaris product line represents the Company's core suite of business and financial solutions utilizing the power of the enterprise server, while the Aptos suite of financial applications provides a client/server architecture that runs on UNIX and Windows NT servers. The Company also develops and markets Horizon best-of-breed analytic applications which provide financial reporting, budgeting and financial consolidation solutions for large and mid-sized organizations. The Horizon analytic applications can be used with the Tamaris and Aptos products or in conjunction with leading Enterprise Resource Planning ("ERP") applications. In addition, Walker's IMMPOWER product line provides best-of-breed Enterprise Asset Management solutions for capital intensive industries.

The Company's software products include productivity tools that allow the Company's applications to be extensively customized to fit the customer's particular requirements. The Company complements its software products by providing specialized consulting services to assist customers with customization and implementation.

The Company derives its revenues primarily from software licenses, software maintenance and professional consulting services. The Company's Tamaris, Horizon and IMMPOWER product lines are licensed to large and mid-size companies and similarly sized business and governmental organizations worldwide. The Company's Aptos products are marketed primarily in the United Kingdom and are licensed to mid-sized organizations. The Company's products and services are marketed primarily through its sales forces located in the United States,

United Kingdom and Asia Pacific. The Company licenses software products directly to customers and occasionally to distributors for resale.

INDUSTRY BACKGROUND
-------------------

Large, geographically diverse organizations generate enormous amounts of financial, sales, marketing and other data. The transaction-oriented information systems used by these organizations are strategic resources that are critical to their efficiency, productivity and competitiveness, providing the availability of continuous and simultaneous information to employees, customers and suppliers.

Historically, these transaction-oriented solutions have been host-centric, operating on mainframe computers providing high levels of performance, scalability and reliability. During the early 1990's, systems with more distributed architectures were developed to allow users easier access to information and distributed processing capabilities. These systems were inherently more complex and often required more time-consuming and costly implementation, training and support.

In the day-to-day operations of large organizations, transactional data needs to be promptly and easily retrieved from a variety of financial and operational systems, summarized and organized into meaningful business information that has a consistent business context. The process of integrating the data is complex because large organizations employ multiple accounting systems and transactional databases, spread their business across many different geographies and have different information requirements by function and across the organization.

Organizations have attempted to collect, summarize, organize and present information from heterogeneous computer systems and transactional data sources in various ways. Reports are assembled through manual entry of data into spreadsheets and by using data from accounting systems and other operational systems. Many organizations have tried to automate information systems through the use of software developed internally. These internally developed systems are becoming increasingly obsolete because they are rigid in structure, expensive and time consuming to create and maintain, difficult to update when business processes and requirements change, and often suffer from Year 2000 problems. Moreover, growing competition has increased the demand for more timely business information specific to each function within the organization.

MARKET OPPORTUNITIES
--------------------

The following market dynamics are important factors shaping Walker's strategy moving forward:

HIGH VOLUME TRANSACTIONS. Large, geographically diverse organizations generate large volumes of transactions and data. As organizations extend their business beyond traditional boundaries with electronic commerce, their transaction-oriented systems will require increasing scalability to handle the increased volume from additional users and ever-growing transaction volumes. The Company believes that its solutions, operating in the native IBM S/390 environment, provide cost-effective high transaction volume capabilities.

ANALYTICAL APPLICATIONS. The need for better business information has created a growing need for analytic application software to help organizations gain business knowledge from the large volumes of transactional data available from daily operations. These software solutions work on a stand-alone basis, or in conjunction with core financial systems to translate data into business insight and thus to maximize the value of financial information. Walker's Horizon products, by integrating financial applications and analytic solutions, deliver a solution that links business goals to operational data so organizations have the opportunity for deeper insight into their business operations.

NETWORK COMPUTING. In the last few years, technological developments have supported the emergence of a new technology/business model called network computing. Network computing enables companies to protect their existing information technology investments while taking advantage of new technologies by dynamically linking Internet, client/server and legacy systems. The Company believes that the network computing model has created opportunities for competitive advantage for its customers through a combination of enhanced services and lower transaction costs. Walker applications are designed to support this integrated network architecture.

SHARED SERVICES. Large organizations can reduce the costs and complexity of information systems by centralizing many administrative functions. These centralized functions are now being combined with distributed operational procedures. Walker's high-volume financial solutions support both models for distributing information when and where it is needed within the extended organization, significantly enhancing the availability of timely information.

SELF-SERVICE COMPUTING. The inherent cost of distributed computing infrastructures has limited the ability of large organizations to fully deploy information systems throughout their operations. Employing the network computing architecture, these organizations now have the ability to extend the reach of their business applications directly to employees, customers and suppliers worldwide through the use of corporate intranets and the Internet. Walker's core applications support this direct approach for procurement, financial management and accounts receivable activities.

OPTIMIZE AND COMPLEMENT ERP SOLUTIONS. The Company believes that its focus on best-of-breed financial software solutions provides high value for organizations that need to preserve the business advantages contained within their financial systems. Walker best-of-breed solutions work in a complementary manner with leading ERP vendor solutions, allowing organizations that have implemented ERP solutions to further optimize their resources and/or extend business functionality.

WALKER STRATEGY
---------------

The Company's objective is to be a leading provider of network computing-enabled best-of-breed financial and analytical solutions to large organizations worldwide. The Company refers to this combination as "Smart Financials."

The Company's strategy to achieve its objective includes the following:

PROVIDE SOLUTIONS WITH INTEGRATED TRANSACTIONAL AND ANALYTIC APPLICATIONS. Walker Smart Financials enable management insight by integrating analytic solutions with the Tamaris and Aptos financial applications and IMMPOWER Enterprise Asset Management applications. These solutions analyze the transactional data within the applications to deliver information that allow managers to be more predictive and corrective about their organization's performance. Empowered by management insight, managers at all levels of the organization have the opportunity to run their area of business better, enhancing competitiveness and bottom-line profitability.

PROVIDE ANALYTIC APPLICATIONS WHICH COMPLEMENT AND EXTEND NON-WALKER APPLICATIONS. Most organizations recognize the need to integrate enterprise-wide financial and operational data to monitor performance company-wide. To respond to this need, the Walker Horizon Series of analytic applications integrates data from both Walker and non-Walker applications, including leading ERP and best-of-breed applications vendors. The Company's solutions use Essbase OnLine Analytical Processing ("OLAP") Server, developed by Arbor Software, Inc. ("Arbor"), to provide state-of-the-art planning, budgeting and consolidation capabilities.

DELIVER HIGH VALUE TO SELECTED VERTICAL MARKETS THROUGH BEST PRACTICES EXPERTISE. The Company has acquired significant vertical market experience and expertise through

     * developing, selling and deploying best-of-breed financial solutions across various industries over the last 25 years,
     * its acquisition of the IMMPOWER product line, senior executives, and customer base, and
     * employing skilled senior finance professionals from key vertical market segments.

The Company has customized its application suites for many industries including utilities, retail, transportation, gas and oil, process manufacturing, paper and finance.

EXPAND AND EXTEND LONG-TERM RELATIONSHIPS WITH STRATEGIC PARTNERS. The Company has expanded its existing strategic relationships with leading hardware and software suppliers such as IBM, Arbor Software, Inc. and Information Builders, Inc., as well as with third-party providers including global accounting and consulting firms. The Company believes that the development of its relationships with these partners has contributed to its recent revenue growth.

DELIVER LOWER COST/HIGHER PERFORMANCE SOLUTIONS. Most other vendors of financial solutions are focusing their technology efforts on supporting a distributed client/server model, Walker intends to continue to build and enhance financial applications for the mainframe as an enterprise network computing server. This puts Walker in a position to support a high-volume network computing environment which the Company believes, with the growth of Internet bandwidth and functionality, will expand beyond the corporation itself, supporting both shared and distributed service models, which are more cost effectively than other distributed architectures.

RETAIN AND EXTEND LONG-TERM CUSTOMER RELATIONSHIPS. The Company generates revenues from existing customers through software licenses, the introduction of new products and warranty maintenance. In addition, providing consulting and support services to existing customers represents a significant portion of the Company's total revenues. Follow-on revenues create efficiencies for deployment of sales and marketing resources and strengthen the Company's relationships with its customers.

WALKER PRODUCTS
---------------

The Company's best-of-breed financial and operational applications are designed to improve most organizations' core business processes and to provide opportunities to create competitive advantage in an ever-changing global marketplace. Walker achieves this by offering solutions that combine robust financial applications, best-of-breed analytic technology and best practices expertise.

The Walker family of products and services include:

     *  Tamaris/TM/ for Fortune-1000 class organizations
     * Walker Horizon/TM/ Series of analytic applications for better managing company performance
     *  Aptos/TM/ for mid-size companies or divisions of Fortune 1000 companies
     *  IMMPOWER/TM/ for managing capital assets

TAMARIS


The Tamaris suite of highly scalable financial applications are designed to adapt quickly and easily to changing business conditions, technology innovations and structural reorganizations. The Company also broadens the scope of Tamaris with analytic solutions that work with transactional data to provide in-depth insight into the enterprise. This combination of financial and analytic applications allows Walker customers the opportunity to better manage company performance.

The Tamaris application suite is organized into three key operational areas:

  *  Revenue Management - Billing and Accounts Receivable
  *  Financial Management - General Ledger, Fixed Assets, Project Cost
     Management
  * Procurement - Purchase Order Management, Accounts Payable, Inventory Management

Tamaris is designed to support organizations with high transaction volumes, 24x7 continuous computing requirements and ever-increasing numbers of concurrent users. Its network-centric architecture works within existing IT infrastructures, while responding to the evolving needs of the extended enterprise by supporting self-service, Web-enabled solutions.

WALKER HORIZON SERIES OF ANALYTIC APPLICATIONS

Walker's Horizon solution provides a complete family of integrated, best-of-breed analytic applications to help organizations better manage their performance. Any combination of these applications complement Walker Smart Financials as well as non-Walker financial and operational solutions.

The Horizon Series blends the flexibility and power of Online Analytic Processing (OLAP) with accounting integrity and controls. As a result, organizations can gain the ability to make fast, informed business decisions and continually monitor performance improvement at all levels of the organization.

Walker Horizon addresses performance management needs with the following applications:

  * Performance Analyzer - A powerful reporting and analysis solution that utilizes OLAP technology to analyze business performance from many perspectives.
  * Planning and Forecasting - Automates planning, forecasting, and budgeting thereby reducing planning cycles and facilitating continuous planning.
  * Financial Consolidation - Manages the collection, adjustment and reporting of consolidated results for statutory, management and tax reporting across the enterprise.

APTOS


For the mid-market, Walker offers Aptos, a powerful suite of financial applications. Aptos is comprised of a comprehensive suite of NT- and UNIX-based financial applications, designed for medium-sized companies or divisions of Fortune 1000 class organizations.

The Aptos suite includes General Ledger, Purchasing, Accounts Payable, Accounts Receivable and Asset Management. Aptos also delivers value-added analytic solutions that help better manage company performance--both from the Horizon Series as well as from the following applications:

  * Management Information Desktop - An analytic solution that monitors KPIs and company performance.
  *  Excel Add-in System - A powerful end-user query and reporting tool.

IMMPOWER


For companies that need to maximize the productivity of their capital assets at minimum cost, Walker offers IMMPOWER Enterprise Asset Management. IMMPOWER helps companies optimize the availability and cost of their capital assets by combining advanced asset, materials and cost management.

IMMPOWER is designed to meet the needs of large capital intensive industries: petro-chemical processing, power generation, paper, mining, metals and transportation. IMMPOWER helps decrease costs, optimize resources, increase manpower productivity and increase equipment reliability and uptime.

IMMPOWER consists of six key integrated application components: Equipment Management, Materials Management, Procurement Management, Work Management, Project Management and Cost Management.

PRODUCT DEVELOPMENT
-------------------

The Company works closely with its customers and prospective customers to determine their requirements and to define the functionality of the Company's new products and enhancements to its existing products. Furthermore, the Company continually enhances its existing products and develops new products in order to meet these customer requirements and to expand its product base. The Company's success will depend in part on its ability to develop product enhancements and new products that keep pace with technological changes and changes in customers' business practices. The Company has dedicated significant development resources toward modifications and extensions of its Tamaris, Horizon, Aptos and IMMPOWER product lines. Research and development expenditures were 26 percent of total revenues in 1997.

SERVICES
--------

PROFESSIONAL SERVICES. The Company's professional services organization offers implementation, customization, migration, training and related services to its customers. Walker has suites of reusable tools and utilities that enable customers to complete customizations faster and at less cost.

Some of the areas addressed by Walker professional services include:

     * Performance Tuning - to increase computer throughput, reduce batch processing time and otherwise improve performance.
     * Migration - Assistance in making cost-effective migrations to a new release or from one platform to another.
     * Conversion and Integration - To integrate third-party applications into the Walker framework or convert these products to Walker applications through Walker's re-usable components and methodologies.

CUSTOMER SUPPORT AND MAINTENANCE. The Company's customer support and maintenance program includes 24-hour hotline telephone support for problem determination and resolution, account management, ongoing functional and technical enhancements for installed products and membership in the Company's user group, which meets annually and holds periodic regional conferences throughout the year.

INDUSTRY SEGMENTS
-----------------

For the purposes of conforming with generally accepted accounting principles, all of the Company's products and services are considered part of a single industry segment. Information regarding domestic and international revenues and assets are contained in Note 10 to the Consolidated Financial Statements.
During the past several years, the Company has derived an increasing percentage of its total revenues from foreign operations and export sales. In 1997, such revenues were 31 percent of total revenue.

SALES AND MARKETING
-------------------

Walker sells its products primarily through its direct sales force in North America, the United Kingdom and the Asia Pacific. In support of its sales force, the Company conducts marketing programs which include direct mail, public relations, advertising, seminars, trade shows and ongoing customer communication programs. The sales cycle begins with the generation of a sales lead, or often the receipt of a request for proposal ("RFP") from a prospect, which is followed by qualification of the lead, an analysis of the customer's needs, response to an RFP, one or more presentations to the customer, customer internal sign-off activities and contract negotiation and finalization. While the sales cycle varies by product and from customer to customer, the sales cycle has historically required six to twelve months.

Walker markets its products primarily to large or complex organizations with intensive data processing and information management requirements. In each of the last three fiscal years, a substantial portion of the Company's product revenue was from additional licensing by existing customers of either new products or products for additional sites. The Company has introduced and increased its financial commitments to the development and marketing of products for the NT and UNIX client/server environment. A majority of the Company's license revenues are derived from the Tamaris product suite, which depends upon the continued use of IBM and IBM-compatible servers. This revenue has been increasing steadily. However, as a percentage of the Company's total license revenue, those derived from Tamaris have decreased due to the higher growth rates of the Company's Horizon, Aptos and IMMPOWER license revenues.

The Company regards its professional services and product development organizations as integral parts of its marketing strategy because of the length and technical nature of the sales process. Professional services and product development employees participate directly in the sales cycle and educate prospective customers on the advantages of using the Company's solutions rather than those developed internally or by other third parties.

COMPETITION
-----------

The business and financial applications software market for large complex organizations is intensely competitive. The Company's principal competitors with Tamaris solutions are SAP AG, Oracle Corporation and PeopleSoft, Inc. With Aptos solutions, the Company competes with Coda Group plc, Oracle Corporation, Lawson Software, Inc., Platinum Software, Inc., Systems Union Group Ltd and Agresso AS. With the Horizon suite of products, the Company competes with Hyperion Software Corporation, Longview, Inc. and Oracle Corporation. With the IMMPOWER suite of products, the Company competes with Datastream Systems, Inc., Indus International, Inc., Marcam Solutions, Inc., Mincom Pty Ltd., Product Software & Development, Inc. and SAP AG.

The Company also competes to a lesser extent with other independent software application vendors. Some of the Company's current and potential competitors have substantially greater financial, technical, marketing and sales resources than the Company. Some of these competitors also offer business application products not offered by the Company, primarily in the areas of human resources and manufacturing. However, Walker remains one of the few companies committed to providing and enhancing applications for the mainframe environment. Most of the competitors listed above compete with Walker by offering UNIX-based applications.

The Company encounters competition from a broader range of firms in the market for professional services. These competitors include the consulting divisions of the major accounting firms which possess greater resources than the Company and small independent firms which compete primarily on the basis of price of services provided.

The principal competitive factors in the market for business and financial applications software and services include product functionality, scalability, flexibility, portability, integration, reliability, performance, product availability, speed of implementation, quality of customer support and user documentation, vendor reputation, experience, financial stability, cost effectiveness and price. The Company believes that it competes favorably with respect to these factors. There can be no assurance, however, that the Company will be able to compete successfully in the future.

For a description of certain competitive risks, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Additional Risk Factors."

PROPRIETARY RIGHTS
------------------

The Company regards its products as proprietary and attempts to protect them with a combination of trade secret, copyright and trademark laws, its license agreements with customers and its internal security systems, confidentiality procedures and employee agreements. Although the Company takes steps to protect its trade secrets, there can be no assurance that misappropriation will not occur. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States.

The Company typically provides its products to users under non-exclusive, non-transferable perpetual licenses. Under the general terms and conditions of the Company's standard product license agreement, the licensed software may be used only for internal operations on designated computers at specific sites. The Company makes source code for some of its products available to its customers under agreements which restrict access to and use of the source code.

The Company seeks to protect its software, documentation and other written materials under copyright laws, which afford only limited protection. It also asserts trademark rights in its product names. The Company has not sought to protect its product under patent laws. The Company believes that the rapid pace of technological change in the computer industry makes patent or copyright protection of less significance than such factors as the knowledge and experience of management and personnel, name recognition, maintenance and support of software products and the Company's ability to develop, enhance, market and acquire software products and services.

Although the Company believes that its products do not infringe upon the proprietary rights of third parties, there can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future products or that any such assertions may not require the Company to enter into royalty arrangements or result in costly litigation.

For a description of certain proprietary risks factors, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Additional Risk Factors."11

EMPLOYEES
---------

As of December 31, 1997, the Company employed 520 employees, of which 366 were based in the United States and 154 were based internationally. Of the total, 93 of such employees were engaged in sales and marketing, 62 were in customer support, 151 were in professional services, 141 were in product development and 73 were in data processing, administration and finance positions.

ITEM 2.   PROPERTIES


The Company's corporate headquarters are located in San Francisco, California, in a leased facility consisting of approximately 101,000 square feet of office space. The Company occupies 74,000 square feet governed by a lease that expires in September 2007. The lease and sublease on the remaining 27,000 square feet expire in February 1999. Additionally, the Company leases office space aggregating approximately 106,000 square feet in the metropolitan areas of Atlanta, Georgia; Birmingham, Alabama; Boston, Massachusetts; Chicago, Illinois; Houston, Texas; London, England; Sydney, Australia; Singapore, Republic of Singapore; Salt Lake City, Utah; and Toronto, Ontario. The Company believes that it has adequate facilities to accommodate the Company's operations in the near term and that additional space will be available at commercially reasonable terms as needed.

Approximately 66,000 square feet of office space in California, Illinois and England is considered excess capacity. Of the excess, approximately 60,000 square feet are sublet. The difference of approximately $0.9 million between the Company's total lease commitments for its excess capacity and the total expected sublease income is included in accrued liabilities at December 31, 1997.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


No matters were submitted to a vote of security holders during the quarter ended December 31, 1997.

PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS


Walker Interactive Systems common stock is traded on The Nasdaq National Stock Market under the symbol "WALK." As of March 12, 1998, there were approximately 207 stockholders of record of the Company's common stock. The Company has not paid any cash dividends and does not anticipate paying any cash dividends in the foreseeable future. Furthermore, the Company has a line of credit with a financial institution which restricts the Company's ability to pay dividends while borrowings are outstanding under the line of credit.

The high and low closing prices per share, for the periods set forth below, are as reported by The Nasdaq National Stock Market System.

PRICE RANGE PER COMMON QUARTERLY          MARCH                JUNE               SEPTEMBER            DECEMBER
 INFORMATION SHARE                      31, 1997             30, 1997             30, 1997             31, 1997
--------------------------------       ----------           ----------           ----------           ---------
Price range per common share:
    High                               $14   1/2            $15   1/8            $18   1/8            $17   1/2
    Low                                 12   3/16            10   11/16           12   7/8             12   1/8

PRICE RANGE PER COMMON QUARTERLY          MARCH                JUNE               SEPTEMBER            DECEMBER
 INFORMATION SHARE                      31, 1996             30, 1996             30, 1996             31, 1996
--------------------------------       ----------           ----------          ----------            ---------
Price range per common share:
    High                               $11                  $12   5/8            $12                  $15   1/2
    Low                                  7                    9   7/8              9   5/8             12   3/8

On December 2, 1997, the Company completed its acquisition of all of the outstanding capital stock of Revere, Inc., a Delaware corporation ("Revere"), pursuant to an Agreement and Plan of Reorganization among the Company, Copper Acquisition Corporation, a Delaware corporation and subsidiary of the Company ("Copper"), and Revere, dated as of October 29, 1997 (the "Reorganization Agreement"). Pursuant to the Agreement, the Company issued 634,022 unregistered shares of its common stock to: (a) former Revere stockholders, as partial consideration for the acquisition of the Revere stock; and (b) Updata Capital, Inc. ("Updata"), in full satisfaction of all obligations of Revere and its stockholders to Updata incurred in connection with the acquisition. The issuance of such shares was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act"), pursuant to Section 4(2) of the Act.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA


                               WALKER INTERACTIVE SYSTEMS, INC.
                           (In thousands, except per share amounts)

                                                         YEAR ENDED DECEMBER 31,
                                           1997 (1)   1996 (2)     1995     1994 (3)     1993
                                           --------   --------   --------   --------   --------
Income Statement Data:
 Total revenues                            $ 71,409   $ 62,834   $ 58,566   $ 69,180   $ 64,483
 Income (loss) before income taxes           (2,179)        86    (10,198)   (15,033)     4,890
 Net income (loss)                           (3,477)      (116)    (9,357)   (12,928)     3,912
 Basic net income (loss) per share (4)        (0.26)     (0.01)     (0.72)     (1.01)      0.31
 Shares utilized to compute basic net
  income (loss) per share                    13,291     13,223     12,998     12,750     12,510

 Diluted net income (loss) per share (4)      (0.26)     (0.01)     (0.72)     (1.01)      0.30
 Shares utilized to compute diluted net
  income (loss) per share                    13,291     13,223     12,998     12,750     12,991

Balance Sheet Data:
 Cash, cash equivalents and investments    $ 27,690   $ 38,170   $ 42,318   $ 44,036   $ 59,341
 Total assets                                91,334     82,319     82,498     89,834    102,948
 Stockholders' equity                        51,689     46,772     48,734     57,521     69,305


     (1) Includes a $4.6 million charge for the write-off of in-process research and development from the acquisition of Revere, Inc. and a $1.3 million charge for the termination of an exclusive distribution agreement.

     (2) Includes a $2.8 million charge for the write-off of in-process research and development from the acquisition of Hunt Systems, Inc.

     (3) Includes $23.2 million of charges, of which $12.8 million was the write-off of in-process research and development from the acquisition of The Solutions Group Limited and $10.4 million was for severance and related costs and for the write-off of capitalized software development costs.

     (4) 1996 and prior years have been restated to conform to the requirements of Statement of Financial Accounting Standards No. 128, "Earnings Per Share."

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


The report on this Form 10-K contains forward-looking statements, including statements related to industry trends and demand for mainframe products, expected resolution of legal proceedings, cash commitments, working capital requirements and possible expansion in international markets. Discussions containing such forward-looking statements may be found in the material set forth under "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", generally and specifically therein under the captions "Other Significant Charges," "Liquidity and Capital Resources" and "Additional Risk Factors" as well as elsewhere in this Annual Report on Form 10-K. Actual events or results may differ materially from those discussed herein. The Company disclaims any obligation to update these forward-looking statements as a result of subsequent events. The risk factors on pages 1 through 1, among others, should be considered in evaluating the Company's prospects and future financial performance.

Walker Interactive Systems, Inc. (hereinafter "Walker" or the "Company") was incorporated in California in 1973 and reincorporated in Delaware in March 1992. Walker designs, develops, markets and supports, on a worldwide basis, a family of enterprise client/server financial application software products that enable large and medium-sized organizations, higher education institutions, and federal, state, and government agencies to accelerate time-to-benefit, lower cost of ownership and reduce information systems risks stemming from changes in information technology and/or business processes or structure.

Walker designs its software products specifically for the client/server and network computing models and believes that its architecture is among the most scalable and adaptable available for enterprise-level financial applications software. The Company's strategy is to offer comprehensive enterprise financial solutions to a variety of industries utilizing its best-of-breed software products. Walker's internet/intranet-enabled applications support and enhance enterprise-wide financial processes, including planning, budgeting, forecasting, consolidation and performance management. The Company's software products utilize the Microsoft Windows operating systems on the desktop, and industry-leading relational database management systems ("RDBMS") including IBM's DB2, Oracle and Microsoft SQL/Server.

The Tamaris product line represents the Company's core suite of business and financial solutions utilizing the power of the enterprise server, while the Aptos suite of financial applications provides a client/server architecture that runs on UNIX and Windows NT servers. The Company also develops and markets Horizon best-of-breed analytic applications which provide financial reporting, budgeting and financial consolidation solutions for large and mid-sized organizations. The Horizon analytic applications can be used with the Tamaris and Aptos products or in conjunction with leading Enterprise Resource Planning
("ERP") applications.   In addition, Walker's IMMPOWER product line provides
best-of-breed Enterprise Asset Management solutions for capital intensive industries.

The Company's software products include productivity tools that allow the Company's applications to be extensively customized to fit the customer's particular requirements. The Company complements its software products by providing specialized consulting services to assist customers with customization and implementation.

The Company derives its revenues primarily from software licenses, software maintenance and professional consulting services. The Company's Tamaris, Horizon and IMMPOWER product lines are licensed to large and mid-size companies and similarly sized business and governmental organizations worldwide. The Company's Aptos products are marketed primarily in the United Kingdom and are licensed to mid-sized organizations. The Company's products and services are marketed primarily through its sales forces located in the United States, United Kingdom and Asia Pacific. The Company licenses software products directly to customers and occasionally to distributors for resale.

ACQUISITIONS
------------

On December 2, 1997, the Company acquired all the outstanding share capital of Revere, Inc. ("Revere") in exchange for $7.7 million of the Company's common stock (634,022 shares) and $0.6 million for various transaction related costs and fees. An additional earnout of up to $2.0 million is payable based upon the achievement of certain 1998 performance targets. Associated with the transaction's closing total purchase price of $8.3 million, the Company allocated $4.1 million to goodwill, $4.6 million was allocated to in-process research and development and the remaining amounts allocated primarily to working capital. The amount of the purchase price allocated to in-process research and development was charged to the Company's operations, because technological feasibility had not been established and no alternative future uses existed at the acquisition date. The Company expects to spend approximately $1.4 million over the next two years on additional research and development on Revere technology in order to reach technological feasibility on acquired technology. The acquisition was accounted for as a purchase transaction. The goodwill will be ratably charged to operations over six years. The results of operations of Revere, from the date of acquisition, are included in the 1997 consolidated statement of operations.

On May 17, 1996, the Company acquired the business and net assets of Hunt Systems Group, Inc. ("Hunt") for a total acquisition price of $3.8 million comprised of a $2.1 million cash payment, $1.6 million payable based on achievement of certain performance targets during the four year period following closing and $0.1 million in transaction costs. Additional amounts will be paid if further performance targets are reached during the same four year period. The acquisition was accounted for as a purchase transaction. Of the purchase price, $0.2 million was allocated to identifiable net tangible assets, $0.8 million was allocated to capitalized software and $2.8 million was allocated to in-process research and development. The amount of the purchase price allocated to in-process research and development was charged to the Company's operations in 1996, because technological feasibility had not been established and no alternative future uses existed at the acquisition date. The results of operations of Hunt, from the date of acquisition, are included in the 1996 consolidated statement of operations and were not material to the results of operations of the Company.

OTHER SIGNIFICANT CHARGES
-------------------------

In 1997, the Company terminated an exclusive distributorship agreement in South Africa which resulted in an expense of $1.3 million. The following sentence is a forward looking statement. The Company does not expect further material charges or obligations associated with the termination of this agreement.

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

RESULTS OF OPERATIONS FOR 1997, 1996 AND 1995
---------------------------------------------

The following results of operations include the operations of Revere, unless otherwise specified, for the period from the date of acquisition, December 2, 1997 through December 31, 1997, only.

REVENUES. The Company recorded total revenues of $71.4 million, $62.8 million and $58.6 million during the years ended December 31, 1997, 1996 and 1995, respectively. Revenues increased 14 percent in 1997 and seven percent in 1996 primarily as a result of increases in license revenues. Excluding revenue generated by Revere, which was acquired on December 2, 1997, revenues increased 12 percent for 1997. License revenues increased $7.1 million and $3.5 million in 1997 and 1996, respectively, excluding license revenues from Revere. The Company believes that the increase in license revenue in 1997 is attributable to increased sales and marketing efforts, increased product offerings and greater demand for the mainframe as a scalable, adaptable and cost effective enterprise client/server solution. The Company believes that 1996 license revenues increased because mainframe product demand increased as more customers decided their requirements would be better served by a mainframe solution.

License revenues from the Company's Tamaris core financial applications increased in absolute dollars during 1997 and 1996 and represented 62 percent, 72 percent and 85 percent of total license revenues for 1997, 1996 and 1995, respectively (or, from the Tamaris product line, which also includes certain client/server analytical and reporting tools, represented 79 percent, 80 percent and 94 percent of total license revenues, respectively). The decline in Tamaris license revenues as a percent of total license revenues is attributable to increased license revenues generated by the Aptos product line and by the Horizon product line, which was acquired in 1996. License revenue from Horizon increase in 1997 over 1996, which the company believes resulted from product feature and functionality enhancements and promotional activities. License revenues from Aptos, in absolute dollars, were relatively constant from 1996 to 1997 and increased from 1995 to 1996.

Maintenance revenues were $27.7 million, $27.2 million and $28.4 million for 1997, 1996 and 1995, respectively. Maintenance revenues from operations acquired from Revere during 1997 were not material to the Company's results of operations.

Consulting revenues were $27.2 million, $27.0 million and $25.0 million for 1997, 1996 and 1995, respectively. Consulting revenues are generated from new and existing customers for services related to training, implementation, customization, migration, enhancement, Year 2000 compliance engagements and other special projects. The Company historically generates a majority of its consulting revenues from implementation related projects. In 1997, North American and Asia Pacific consulting revenue from implementation related projects decreased from 1996 due to the completion of several large on-going implementation and post-implementation projects in 1996 and the first quarter of 1997 which were not subsequently replaced with projects of the same magnitude. North American consulting revenues for 1997 were also adversely affected by a fixed-fee consulting engagement. The decrease in 1997 North American and Asia Pacific consulting revenue was offset by revenue from consulting engagements to change non-Walker information systems to be Year 2000 compliant. These Year 2000 consulting engagements were not a source of revenue in prior years. The Company's total consulting revenue would have been lower in 1997 than 1996 had consulting revenue from Year 2000 related engagements been excluded from 1997 results of operations. Increases in 1997 United Kingdom consulting revenue offset decreases in 1997 North American and Asia Pacific consulting revenue. Consulting revenues from operations acquired from Revere during 1997 were not material to the Company's results of operations.

Total revenues generated in North America were 69 percent, 71 percent and 71 percent of the Company's total revenues for the fiscal years ended December 31, 1997, 1996 and 1995, respectively. During 1997 and 1996, the Company experienced a revenue growth rate of nine percent for North America, primarily attributable to increased license fee revenues. United Kingdom revenues increased 34 percent and 12 percent during 1997 and 1996, respectively. Increased license fee revenues contributed to the increases in total revenues for the United Kingdom during 1997 and 1996. Further affecting United Kingdom total revenues for 1997 were increases in consulting and maintenance revenue. Total revenues for the Asia Pacific region have decreased in 1997 and 1996, which is primarily attributable to decreases in regional consulting revenues.

COSTS OF LICENSES, MAINTENANCE AND CONSULTING. Costs of licenses, maintenance and consulting represented 40 percent, 40 percent and 44 percent of the respective revenues in 1997, 1996 and 1995, respectively. The percentage decreases from 1995 was a result of increased efficiency in service delivery.

The costs of licenses in absolute dollars and as a percent of license revenue increased in 1997 and 1996. The fluctuation is due to increased license revenues and a greater proportion of those license revenues generated from the Company's products which utilize technology licensed from third parties.

The costs of maintenance as a percentage of related revenue was relatively unchanged for 1997 and 1996. During 1996, the cost of maintenance as a percentage of related revenue decreased two percentage points from 1995. The decrease in primarily attributable to increased efficiency in service delivery.

The costs of consulting as a percentage of total revenue has decreased in 1997 and 1996. The primary reason for the decrease in 1997 is due to the increase, in absolute dollars, in license revenue. As a percentage of related revenue, the costs of consulting has increased in 1997 compared to 1996. The increase is primarily attributable to lower than expected consulting revenues, lower profit margins in North America associated with a fixed fee consulting engagement and an increase in the use of outside contractors. Further contributing to the 1997 increase was growth and turnover in the consulting organization. The growth in the consulting organization was due to increased resources for implementation consulting engagements and for the pursuit and execution of Year 2000 consulting engagements.

The decline in North American profit margins was partially offset by increased profit margins on consulting revenue in the United Kingdom and the Asia Pacific regions compared to 1996 which is attributable to a greater number of consulting engagements resulting from an increase in implementations associated with higher 1997 license revenues and increased utilization in the professional services organizations.

SALES AND MARKETING. In absolute dollars, sales and marketing expenses increased 31 percent and seven percent for 1997 and 1996, respectively. As a percentage of total revenues, sales and marketing expenses were 24 percent, 21 percent and 21 percent in 1997, 1996 and 1995, respectively. In 1997 and 1996, the sales and marketing expense increases were attributable to higher commissions and travel expenses associated with the increase in license revenues and increased costs associated with marketing promotions for existing customers. Further increasing expenses in 1997, were marketing costs associated with a major campaign in fourth quarter of 1997, to promote the Company, its multiple product lines and its consulting services. The Company anticipates that sales and marketing expenses to further promote the Company and its offerings will continue to increase in the future.

PRODUCT DEVELOPMENT. Product development related expenses, excluding amortization of capitalized software, are detailed as follows (in thousands):

                                                          YEAR ENDED DECEMBER 31,
                                                  1997               1996              1995
                                                 ------             ------            ------
Product development costs including additions
 to capitalized software  (gross)                $18,259            $16,571            $16,879

Less:
   Additions to capitalized software               7,497              5,201              4,230
                                                 -------            -------            -------
Product development expenses                     $10,762            $11,370            $12,649
                                                 =======            =======            =======

The increase in 1997 gross product development expense is primarily due to the Company's efforts to broaden its existing product offerings by further developing acquired technologies, incorporating third party technologies in new products and enhancing existing products. As a percentage of gross product development expenses, additions to capitalized software were 41 percent, 31 percent and 25 percent in 1997, 1996 and 1995, respectively. The increases in 1997 and 1996 are attributable to increased efforts by internal and external resources to develop enhanced releases of existing products. During 1995, the Company refocused its product development efforts. As a result, the Company capitalized a lower percentage of gross product development expenses in that year. The Company expects product development expenses to grow in future periods. Past additions to capitalized software, in absolute dollars and as a percentage of gross product development costs, are not a reliable indicator of additions to capitalized software in absolute dollars and as a percentage of gross product development costs that will be recognized in the future.

AMORTIZATION OF CAPITALIZED SOFTWARE. Amortization of capitalized software increased 22 percent from 1996 to 1997 and excluding a 1995 write-off of $1.1 million of capitalized software development costs which were considered unrealizable, amortization of capitalized software decreased five percent from 1995 to 1996. The increase in 1997 is attributable to additional amortization resulting from a major product release. The decrease in 1996 is primarily attributable to products becoming fully amortized in early 1996, partially offset by additional amortization for software releases.

GENERAL AND ADMINISTRATIVE. General and administrative expenses were $8.5 million, $9.0 million and $15.4 million in 1997, 1996 and 1995, respectively. The decrease of $0.5 million in 1997 general and administrative expenses was primarily due to 1996 charges for bad debt and increased labor charges associated with the enhancement of infrastructure and business processes which did not occur in 1997. In 1995, an $8.4 million provision was made for office consolidations, additions to bad debt reserves, costs associated with senior management changes, sales tax accruals and other reserves.

INCOME TAX EXPENSE (BENEFIT). Due to acquisitions in 1997 and 1996, the write-off of in-process research and development and many other complex book and tax items, the Company's effective income tax expense (benefit) has varied greatly over 1997, 1996 and 1995. See Note 6 to the consolidated financial statements for a more detailed discussion of income taxes, including the effective income tax rate reconciliation.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's operating activities used cash of $1.4 million in 1997 and provided cash of $7.9 million and $4.5 million 1996 and 1995, respectively. Increases in accounts receivable balances reduced cash flows from operations in 1997. The increase in 1996 cash flows was due to increased license revenues and the significant charges in 1995 that used cash (see "Other Significant Charges").

Financing activities used $0.3 million in cash during 1997 and used $2.6 million and $0.6 million in 1996 and 1995, respectively. In 1997, proceeds from the issuance of stock under the Company's employee stock purchase plan and proceeds from stock options exercised provided $2.3 million in cash, $0.3 million more than cash used to repurchase common stock of the Company on the open market. In 1996, the Company used $5.2 million to repurchase its common stock, partially offset by $2.9 million of proceeds from stock transactions associated with employee stock purchase and stock option plans. All stock repurchases were made pursuant to a 1995 resolution of the Company's Board of Directors authorizing the repurchase of up to 800,000 shares of the Company's outstanding common stock, which was not to exceed a total cost of $6.0 million. The Board of Directors subsequently authorized the Company to spend up to an additional $4.0 million for repurchases, for a total cost of up to $10.0 million. As of December 31, 1997, the Company had acquired 637,000 shares of its common stock at a cost of $7.6 million. As of December 31, 1997, the Company had reissued 637,000 of the repurchased shares in connection with the Company's employee stock purchase plan, one of its employee stock option plans and the acquisition of Revere.

The Company has a line of credit in the amount of $3.0 million, secured by marketable securities. The line of credit expires on August 31, 1998. The Company has never borrowed against this line of credit. The credit agreement provides that the Company shall maintain certain financial ratios and contains restrictions related to various matters, including the Company's ability to effect mergers or acquisitions without the bank's approval and the Company's ability to pay dividends while borrowings are outstanding under the line of credit.

In connection with the December 1997 acquisition of Revere, the Company assumed a line of credit with an outstanding balance of $1.5 million. The outstanding balance on the assumed line of credit was subsequently paid in full in January 1998.

As of December 31, 1997, the Company's principal sources of liquidity included cash, cash equivalents and short- and long-term investments aggregating $27.7 million. The following sentence is a forward looking statement. The Company believes that its principal sources of liquidity, together with funds expected to be generated from operations, will satisfy the Company's currently anticipated working capital and capital expenditure requirements for at least the next twelve months.

ADDITIONAL RISK FACTORS
-----------------------

The Company operates in a rapidly changing environment that involves numerous risks and uncertainties which could have a material adverse effect on the Company. The following discussion details some, but not all, of these risks and uncertainties.

FLUCTUATION IN OPERATING RESULTS. The Company's operating results fluctuate as a result of a variety of factors including: (i) the execution of new license agreements; (ii) the shipment of software products; (iii) customer acceptance criteria for services performed; (iv) completion of milestone or other significant development requirements pursuant to the Company's license agreements; (v) the financial terms of consulting agreements and the inclusion of fixed as opposed to variable pricing; (vi) third-party royalty payments for licensed software; (vii) the demand for the Company's products; (viii) changes in the Company's product mix; (ix) the development and launch of new products, and the life cycles of the Company's existing products; (x) research and development expenditures required to update and expand the Company's product portfolio and related third-party consulting costs; (xi) sales and marketing expenses generally related to the entry into new markets with new or existing products and maintenance of market share in existing markets; (xii) acquisitions and the integration and development of acquired entities or products; (xiii) competitive conditions in the industry and (xiv) general economic conditions.
As a result, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

The Company's quarterly operating results are particularly dependent on the number of license agreement bookings executed in each quarter. The amount of quarterly bookings has varied substantially from quarter to quarter due to a variety of reasons including: (i) a high proportion of license agreements are negotiated during the latter part of each quarter which may not be completed before the quarter end; (ii) the sales cycles for some of the Company's products are relatively long due to the Company's focus on "enterprise solutions" as opposed to individual products, which adds complexity to the customer's selection, negotiation and approval process; (iii) the amount related to each booking may vary significantly due to the need for different solutions for different customers; (iv) procurement procedures may vary from customer to customer, which may affect the timing of the bookings; (v) the period for a customer to complete product evaluations and to complete any subsequent purchase approval may be delayed due to resource limitations; and (vi) economic, political and industrial conditions can adversely affect business opportunities without notice. In addition, bookings that are executed during a particular quarter may not be recognized as revenue during such quarter because such bookings may not have met the Company's revenue recognition criteria. No assurance can be given that the Company will be able to effect new bookings in accordance with historical results or management's expectations, and the inability of the Company to do so could have a material adverse effect on the Company's operating results.

While the Company typically sells its software under a standard license agreement, license agreements associated with large enterprise solutions often require the negotiation of terms and conditions that differ substantially from the Company's standard license agreement terms. The negotiation of these agreements may extend the sales cycle. In certain circumstances, the Company may not obtain terms and conditions that permit the recognition of revenue upon shipment of the licensed product or under the percentage of completion method of contract accounting rules. Accordingly, revenue may not be recognized despite the shipment of a product because specified milestones have not been met or because applicable services have not been completed.

The Company in the past has and in the future expects to enter into fixed price consulting agreements, particularly in response to increased competition in the industry. The Company has recognized lower profit margins on certain fixed-price service agreements when compared to variable agreements. No assurance can be given that the Company will be able to conclude fixed-price agreements on terms that will allow the Company to retain its historical operating margins.

The Company has historically generated a majority of its consulting revenue from pre- and post-implementation services. During the second and third quarters of 1997, the Company provided services which include, but are not limited to, Year 2000 conversion engagements and other hardware and software solutions. The Company intends to continue its pursuit of consulting engagements for which the Company believes it is qualified. Such engagements may not be pre- or post-implementation related. There can be no assurances that these engagements will result in profit margins equal to or greater than those engagements that are specific to a customer's product implementation. Furthermore, there can be no assurances that consulting revenue generated from non-implementation related projects will continue in the future.

Employee and facility related expenditures comprise a significant portion of the Company's operating costs and expenses, and are therefore relatively fixed over the short term. In addition, the Company's expense levels are based, in significant part, on the Company's forecasted revenue. If revenue levels fall below expectations, net income is likely to be adversely affected. There can be no assurance that the Company will be able to maintain or to continue its current level of profitability on a quarterly or annual basis in the future. Any of the foregoing factors could cause the Company's future operating results to fall below the expectations of public securities market analysts, which could have an adverse effect on the trading price of the Company's common stock. See "Volatility of Stock Price."

RELIANCE ON THIRD PARTY TECHNOLOGY. The Company generates revenue from internally developed software products, some of which utilize technology licensed from third parties. The Company expects to continue utilizing third party technology and may enter into agreements with additional business partners. If sales of software utilizing third party technology increase disproportionately, gross margins may be below historical levels due to third party royalty obligations. There can be no assurances that the third parties will renew existing agreements with the Company or will not require financial conditions which are unfavorable to the Company. Furthermore, there can be no assurances that existing third party agreements will not be terminated.

INDUSTRY. Certain software companies, including the Company, have experienced significant economic downturns as a result of technological shifts and competitive pressures. These downturns are characterized by decreased product demand, price erosion, work slowdowns and layoffs. The Company's operations may, in the future, experience substantial fluctuations from period to period as a consequence of such industry patterns and general economic and political conditions which could affect the timing of orders from customers. There can be no assurance that such factors will not have a materially adverse effect on the Company's business, operating results or financial condition.

INTERNATIONAL. The Company plans to increase its presence in international markets including, but not limited to, marketing the Tamaris and Aptos product lines in additional countries. Risks associated with such pursuits include, but are not limited to, the following: changing market demands, economic and political conditions in foreign markets, foreign exchange fluctuations, longer collections cycles, difficulty in managing a geographically dispersed organization, and changes in international tax laws. The recent downturn in the Asia Pacific business climate will have an adverse effect on some market opportunities. Operating results are likely to be adversely affected if the Company's expansion into international markets is not successful.

COMPETITION. The business and financial applications software market for large and complex organizations is intensely competitive. The Company's principal competitors with Tamaris solutions are Dun & Bradstreet Software Services, Inc. (mainframe applications now owned by Geac Computer Corporation Limited), SAP AG, Oracle and PeopleSoft, Inc. With Aptos solutions, the Company faces competition from Coda Group plc, Oracle Corporation, Lawson Software, Inc., Platinum Software, Inc., Systems Union Group Ltd and Agresso AS. With the Horizon suite of products, the Company faces competition from Hyperion Software, Longview and Oracle Corporation. With the IMMPOWER suite of products, the Company faces competition from Datastream Systems, Inc., Indus International, Inc., Marcam Solutions, Inc., Mincom Pty Ltd., Product Software & Development, Inc. and SAP AG.

The Company also competes to a lesser extent with other independent software application vendors. Some of the Company's current and potential competitors have substantially greater financial, technical, marketing and sales resources than the Company. Some of these competitors also offer business application products not offered by the Company, primarily in the areas of human resources and manufacturing. However, Walker remains one of the few companies committed to providing and enhancing applications for the mainframe environment. Many of the competitors listed above compete with Walker by offering UNIX-based applications.

The Company encounters competition from a broader range of firms in the market for professional services. These competitors include the consulting divisions of the major accounting firms which possess greater resources than the Company and small independent firms which compete primarily on the basis of price of services provided.

The principal competitive factors in the market for business and financial applications software and services include product functionality, flexibility, portability, integration, reliability, performance, product availability, speed of implementation, quality of customer support and user documentation, vendor reputation, experience, financial stability, cost effectiveness and price. The Company believes that it competes favorably with respect to these factors. There can be no assurance, however, that the Company will be able to compete successfully in the future.

RAPID TECHNOLOGICAL CHANGE. The software industry is characterized by rapid technological change. The pace of change has accelerated due to advances in mainframe and client/server technology and the growth in internet, intranet and extranet utilization. The Company expects to evaluate potential opportunities and may invest in those which are compatible with the Company's strategic direction. However, there can be no assurances that any such investments will be profitable. Furthermore, the Company's products are designed primarily for use with certain mainframe and client/server systems. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete. Accordingly, the Company's future success depends in part upon its ability to continue to enhance its current products and to develop and introduce new products that respond to evolving customer requirements and keep pace with technological development and emerging industry standards, such as new operating systems, hardware platforms, interfaces and third party applications software. There can be no assurances that the Company will be successful in developing and marketing product enhancements or new products that respond to technological change, changes in customer requirements or emerging industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of such products and enhancements or that any new products or enhancements that it may introduce will achieve market acceptance.

PRODUCT DEVELOPMENT. The Company's continued success is dependent on its continued ability to introduce, develop and market new and enhanced versions of its software products, although there can be no assurance that such ability can be maintained. The Company expects product development expenses to grow in future periods. However, there can be no assurances that revenues will be sufficient to support the future product development which is required for the Company to be competitive. Although the Company may be able to release new products in addition to enhancements to existing products, there can be no assurances that the Company's new or upgraded products will be accepted, will not be delayed or canceled, or will not contain errors or "bugs" that could affect the performance of the product or cause damage to users' data.

PROPRIETARY RIGHTS. The Company regards its products as proprietary. Through its license agreements with customers and its internal security systems, confidentiality procedures and employee agreements, the Company has taken steps to maintain the trade secrecy of its products. However, there can be no assurances that misappropriation will not occur. In addition, the laws of some countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. There can be no assurance that the confidentiality of any proprietary information will provide any meaningful competitive advantage. The Company has no patents relating to its products. The Company believes that, because of the rapid pace of technological change in the computer software industry, that trade secrets are less significant than factors such as the knowledge, ability and experience of the Company's employees, frequent product enhancements and the timeliness and quality of support services. There can be no assurance that the current efforts to retain its products as proprietary will be adequate.

Although the Company believes that its products do not infringe upon the proprietary rights of third parties, there can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future products or that any such assertions may not require the Company to enter into royalty arrangements or result in costly litigation.

YEAR 2000 COMPLIANCE. The Company's internal business information systems include some of the same commercial application software products generally offered for license by the Company to end-user customers. The Company believes these applications to be Year 2000 compliant; therefore the Company does not expect any Year 2000 compliance issues to arise related to its primary internal business information systems. However, the Company utilizes third party vendor network equipment, telecommunication products and software products, some of which may not be fully Year 2000 compliant. In general, the Company believes that its key internal business information systems are Year 2000 compliant. However, failure of any critical technology components to operate properly in the Year 2000 may have an adverse impact on business operations or require the Company to incur unanticipated expenses to remedy any problems.

PRODUCT LIABILITY. The Company's license agreements with its customers contain provisions designed to limit the Company's exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in such license agreements may not be enforced as a result of international, federal, state and local laws or ordinances or unfavorable judicial decisions. The license and support of the Company's software for use in mission critical applications creates the risk of product liability claims against the Company. Damage liability or injunctive relief resulting from such a claim could cause a materially adverse impact on the Company's business, operating results and financial condition.

EMPLOYEES. The Company believes that its continued success will depend in large part upon its ability to attract, train and retain highly-skilled technical, sales and marketing and managerial personnel. The Company continues to hire a significant number of sales, marketing, services and technical personnel. Because of the high level of demand, competition for such personnel is intense and the Company from time to time experiences difficulty in locating candidates with appropriate qualifications or within desired geographic locations. Revenue growth is dependent on the Company's ability to attract, train, retain and productively manage such personnel.

EXPANSION OF FACILITIES. Recently, commercial building vacancy rates have significantly dropped in San Francisco, California, where the Company has its headquarters. Although the Company has renewed its lease in San Francisco, which expires in 2007, the Company may experience difficulty obtaining additional space if the Company's space requirements in San Francisco significantly exceed the quantity of space the Company currently has under lease. In addition, the increased demand for office space has caused commercial rental rates to increase substantially. Failure to either obtain space, or obtain it on reasonably attractive commercial terms, may inhibit the Company's ability to grow or otherwise adversely affect the Company's operations and financial results.

ACQUISITION RELATED RISKS. The Company has and may continue to acquire complimentary businesses, products or technology. The process of integrating an acquired company's business into the Company's operations may result in unforeseen operating difficulties and expenditures and may require significant management attention that would otherwise be available for the ongoing development of the Company's business. There can be no assurance that any anticipated benefits of an acquisition will be realized. Future acquisitions by the Company could result in potentially dilutive issuance's of equity securities, the incurrance of debt and contingent liabilities and amortization related to goodwill and other intangible assets, which could materially affect the Company's operating results and financial condition. Acquisitions involve numerous risks, including difficulties in the assimilation of operations, technologies and products of the acquired company, risks associated with entering markets in which the Company has no or limited direct prior experience and the potential loss of key employees of the acquired company.

VOLATILITY OF STOCK PRICE. High technology companies, including the Company, frequently experience volatility in their common stock prices. Factors such as quarterly fluctuations in results of operations, announcements of technological innovations by the Company or its competitors or the introduction of new products by the Company or its competitors and macroeconomic conditions in the computer hardware and software industries generally may have a significant adverse impact on the market price of the Company's stock. If revenues or earnings in any quarter fail to meet the expectations of the investment community, there could be an immediate impact on the Company's stock price. In addition, the Company has issued shares and stock options which if sold directly or exercised and sold on the open market in large concentrations, could cause the Company's stock price to decline in the short term. Recent tax legislation which lowered tax rates on capital gains could potentially result in increased sales of all U.S. equity securities including the Company's common stock. Such sales, if material, could negatively impact the stock price. Furthermore, the stock market has from time to time experienced extreme price and volume fluctuations which have particularly affected the market price for many high technology companies, in some cases unrelated to the operating performance of those companies. These broad market fluctuations may materially adversely affect the market price of the stock of the Company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Not applicable.

ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

          Independent Auditors' Report..................................... 23

          Consolidated Balance Sheets as of  December 31, 1997
            and December 31, 1996.......................................... 24

          Consolidated Statements of Operations for the years ended
            December 31, 1997, 1996 and 1995............................... 25

          Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995......................... 26

          Consolidated Statements of Cash Flows for the years
            ended December 31, 1997, 1996 and 1995......................... 27

          Notes to Consolidated Financial Statements....................... 28

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of Walker Interactive Systems, Inc.:


We have audited the accompanying consolidated balance sheets of Walker Interactive Systems, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audit also included the consolidated financial statement schedule on page 45. These financial statements and the consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Walker Interactive Systems, Inc. and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
-------------------------

DELOITTE & TOUCHE LLP
San Francisco, California
February 2, 1998

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                         WALKER INTERACTIVE SYSTEMS, INC.
                                            CONSOLIDATED BALANCE SHEETS
                                       (In thousands, except share amounts)
                                                                                         DECEMBER        DECEMBER
                                                      ASSETS                             31, 1997        31, 1996
                                                                                       -------------   -------------
Current assets:
     Cash and cash equivalents                                                               $7,646         $13,475
     Short-term investments                                                                  13,693          17,615
     Accounts receivable, net of allowance for doubtful
        accounts of $1,376 in 1997 and $1,584 in 1996                                        22,090          11,316
     Prepaid expenses                                                                         2,001           1,010
     Other receivables                                                                        1,017             929
                                                                                       -------------   -------------
        Total current assets                                                                 46,447          44,345

Long-term investments                                                                         6,351           7,080
Property and equipment, net                                                                   4,599           4,332
Capitalized software, net of accumulated amortization
     of $29,592 in 1997 and $25,114 in 1996                                                  15,777          11,858
Deferred tax assets, net                                                                     13,632          14,060
Other assets                                                                                  4,528             644
                                                                                       -------------   -------------

TOTAL ASSETS                                                                                $91,334         $82,319
                                                                                       =============   =============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                        $5,957          $3,160
     Accrued liabilities                                                                     13,335           9,992
     Deferred revenue                                                                        15,557          14,855
                                                                                       -------------   -------------
        Total current liabilities                                                            34,849          28,007

Deferred revenue                                                                              1,190           2,441
Accrued rent                                                                                    887             960
Other long-term obligations                                                                   2,719           4,139
                                                                                       -------------   -------------
        Total liabilities                                                                    39,645          35,547
                                                                                       -------------   -------------

Commitments and Contingencies                                                                     -               -

Stockholders' equity:
     Common stock, $.001 par value: 50,000,000 shares
        authorized; issued 13,973,457 shares - December 31,
        1997; 13,494,487 shares - December 31, 1996                                              14              13
     Additional paid-in capital                                                              73,622          70,008
     Currency translation adjustments                                                           238             253
     Unrealized gain (loss) on investments                                                        2             (39)
     Accumulated deficit                                                                    (22,187)        (18,710)
     Treasury stock at cost (zero shares - December 31,
        1997; 397,194 shares - December 31, 1996)                                                 -          (4,753)
                                                                                       -------------   -------------
        Total stockholders' equity                                                           51,689          46,772
                                                                                       -------------   -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                  $91,334         $82,319
                                                                                       =============   =============

See notes to consolidated financial statements

                               WALKER INTERACTIVE SYSTEMS, INC.
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                           (In thousands, except per share amounts)

                                                               YEAR ENDED DECEMBER 31,
                                                           1997          1996         1995
                                                        -----------   -----------  ------------
REVENUES:

     License                                               $16,478        $8,647        $5,129
     Maintenance                                            27,658        27,231        28,440
     Consulting                                             27,273        26,956        24,997
                                                        -----------   -----------  ------------
        Total revenues                                      71,409        62,834        58,566

OPERATING EXPENSES:

     Costs of revenues:
        Costs of licenses, maintenance and consulting       28,856        25,070        25,577
        Amortization of capitalized software                 4,479         3,662         4,959
     Sales and marketing                                    16,929        12,900        12,042
     Product development                                    10,762        11,370        12,649
     General and administrative                              8,511         9,032        15,363
     Write-off of purchased in-process
        research and development                             4,600         2,784             -
     Distributor termination charge                          1,291             -             -
                                                        -----------   -----------  ------------
        Total operating expenses                            75,428        64,818        70,590

Operating loss                                              (4,019)       (1,984)      (12,024)
        Interest income, net                                 1,840         2,070         1,826
                                                        -----------   -----------  ------------
Income (loss) before income taxes                           (2,179)           86       (10,198)
        Income tax expense (benefit)                         1,298           202          (841)
                                                        -----------   -----------  ------------

NET LOSS                                                   ($3,477)        ($116)      ($9,357)
                                                        ===========   ===========  ============

BASIC AND DILUTED NET LOSS PER SHARE                        ($0.26)       ($0.01)       ($0.72)
                                                        ===========   ===========  ============

Shares utilized to compute basic and diluted
     net loss per share                                     13,291        13,223        12,998
                                                        ===========   ===========  ============

See notes to consolidated financial statements.

                        WALKER INTERACTIVE SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (In thousands, except share amounts)

                                                                                                    Additional    Currency
                                              Common Stock                 Treasury Stock            Paid-in     Translation
                                          Shares         Amount         Shares        Amount         Capital     Adjustments
                                        ----------    -----------    -----------    -----------    -----------   ------------
BALANCE AT JANUARY 1, 1995 .........    12,882,236    $        13           --               $-    $    66,968   ($       36)
Common stock issued by
     exercise of stock options .....       197,702           --                                            126
Common stock issued under
     employee stock purchase plan ..        40,167           --                                            195
Treasury stock acquired ............                                     (55,143)          (383)
Tax benefit from exercise
     of stock options ..............                                                                       243
Other ..............................                                                                                     159
Net loss ...........................
                                       -----------    -----------    -----------    -----------    -----------   -----------
BALANCE AT DECEMBER 31, 1995 .......    13,120,105    $        13    ($   55,143)   ($      383)   $    67,532   $       123
Common stock issued by
     exercise of stock options .....       342,628           --                                          2,078
Common stock issued under
     employee stock purchase plan ..        31,754           --                                            197
Treasury stock acquired ............                                    (442,000)        (5,245)
Treasury stock reissued under
     employee stock purchase plan ..                                      99,949            875           (258)
Tax benefit from exercise
     of stock options ..............                                                                       459
Other ..............................                                                                                     130
Net loss ...........................
                                       -----------    -----------    -----------    -----------    -----------   -----------
BALANCE AT DECEMBER 31, 1996 .......    13,494,487    $        13       (397,194)   ($    4,753)   $    70,008   $       253
Common stock issued by
     exercise of stock options .....       278,992              1                                        1,250
Common stock issued under
     employee stock purchase plan ..        21,450                                                         235
Common stock issued for
     Revere acquisition ............       178,528                                                       2,176
Treasury stock acquired ............                                    (145,000)        (1,988)
Treasury stock reissued under
     employee stock purchase plan ..                                      58,262            666            (29)
Treasury stock reissued under
     non-qualified stock option plan                                      28,438            327           (121)
Treasury stock reissued for
     Revere acquisition ............                                     455,494          5,748           (197)
Tax benefit from exercise
     of stock options ..............                                                                       300
Other ..............................                                                                                     (15)
Net loss ...........................
                                       ===========    ===========    ===========    ===========    ===========   ===========
BALANCE AT DECEMBER 31, 1997 .......    13,973,457    $        14           --               $-    $    73,622   $       238
                                       ===========    ===========    ===========    ===========    ===========   ===========

                                       Unrealized                         Total
                                       Gain (Loss)       Accumulated   Stockholders'
                                       on Investments     Deficit        Equity
                                       --------------   ------------   -------------
BALANCE AT JANUARY 1, 1995 .........   ($      187)     ($    9,237)   $    57,521
Common stock issued by
     exercise of stock options .....                                           126
Common stock issued under
     employee stock purchase plan ..                                           195
Treasury stock acquired ............                                          (383)
Tax benefit from exercise
     of stock options ..............                                           243
Other ..............................           230                             389
Net loss ...........................                         (9,357)        (9,357)
                                       -----------      -----------    -----------
BALANCE AT DECEMBER 31, 1995 .......   $        43      ($   18,594)   $    48,734
Common stock issued by
     exercise of stock options .....                                         2,078
Common stock issued under
     employee stock purchase plan ..                                           197
Treasury stock acquired ............                                        (5,245)
Treasury stock reissued under
     employee stock purchase plan ..                                           617
Tax benefit from exercise
     of stock options ..............                                           459
Other ..............................           (82)                             48
Net loss ...........................                           (116)          (116)
                                       -----------      -----------    -----------
BALANCE AT DECEMBER 31, 1996 .......   ($       39)     ($   18,710)   $    46,772
Common stock issued by
     exercise of stock options .....                                         1,251
Common stock issued under
     employee stock purchase plan ..                                           235
Common stock issued for
     Revere acquisition ............                                         2,176
Treasury stock acquired ............                                        (1,988)
Treasury stock reissued under
     employee stock purchase plan ..                                           637
Treasury stock reissued under
     non-qualified stock option plan                                           206
Treasury stock reissued for
     Revere acquisition ............                                         5,551
Tax benefit from exercise
     of stock options ..............                                           300
Other ..............................            41                              26
Net loss ...........................                         (3,477)        (3,477)
                                       ===========      ===========    ===========
BALANCE AT DECEMBER 31, 1997 .......   $         2      ($   22,187)   $    51,689
                                       ===========      ===========    ===========

                       WALKER INTERACTIVE SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                YEAR ENDED DECEMBER 31,
                                                                             1997        1996        1995
                                                                           --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss ..........................................................   ($ 3,477)   ($   116)   ($ 9,357)
     Adjustments to reconcile net loss to net cash
        provided (used) by operating activities:
        Depreciation and amortization ..................................      6,922       6,851       9,130
        Tax benefit of nonqualified stock options ......................        300         459         243
        (Gain) loss on property retirements and fixed assets write-downs       --           (11)      1,366
        Write-off of purchased in-process research and development .....      4,600       2,784        --
     Changes in operating assets and liabilities:
        Accounts receivable, net .......................................     (8,566)     (1,716)      2,568
        Prepaid expenses ...............................................       (691)        231        (190)
        Accounts Payable ...............................................      2,129      (1,390)         50
        Accrued liabilities ............................................     (2,236)      1,271       3,373
        Deferred tax assets ............................................        557        (879)     (1,643)
        Deferred revenue ...............................................     (1,206)        467      (1,467)
        Other ..........................................................        275         (88)        448
                                                                           --------    --------    --------
           Net cash provided (used) by operations ......................     (1,393)      7,863       4,521
                                                                           --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from employee stock purchase plan
        issuances and stock options exercised ..........................      2,329       2,892         321
     Treasury stock acquired ...........................................     (1,988)     (5,245)       (383)
     Capital lease and loan payments ...................................         (2)       (236)       (505)
                                                                           --------    --------    --------
           Net cash provided (used) by financing activities ............        339      (2,589)       (567)
                                                                           --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchases of short- and long-term investments .....................    (29,444)    (36,984)    (28,518)
     Maturities of short-term investments ..............................     12,916       7,400      27,791
     Sales of short-term investments ...................................     21,125      21,713      13,500
     Purchases of property .............................................     (2,192)     (2,105)     (1,442)
     Additions to capitalized software .................................     (7,497)     (5,201)     (4,230)
     Acquisition of Hunt Systems Group, Inc. ...........................       --        (2,034)       --
     Cash acquired from Revere, Inc. ...................................        222        --          --
     Other .............................................................         95        --          --
                                                                           --------    --------    --------
           Net cash provided (used) by investing activities ............     (4,775)    (17,211)      7,101
                                                                           --------    --------    --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...................     (5,829)    (11,937)     11,055

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD ........................     13,475      25,412      14,357
                                                                           --------    --------    --------

CASH AND CASH EQUIVALENTS - END OF PERIOD ..............................   $  7,646    $ 13,475    $ 25,412
                                                                           ========    ========    ========
-------------------------------------------------------------------------------------------------------------
Supplemental Disclosure:
     Cash paid for income taxes ........................................   $    102    $      5    $    619
     Non-cash activities:
        Common stock issued for Revere, Inc. acquisition ...............   $  7,727    $   --      $   --
-------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SIGNIFICANT ACCOUNTING POLICIES

         DESCRIPTION OF THE COMPANY. Walker Interactive Systems, Inc. (hereinafter "Walker" or the "Company") was incorporated in California in 1973 and reincorporated in Delaware in March 1992. Walker designs, develops, markets and supports, on a worldwide basis, a family of enterprise client/server financial application software products that enable large and medium-sized organizations, higher education institutions, and federal, state, and government agencies to accelerate time-to-benefit, lower cost of ownership and reduce information systems risks stemming from changes in information technology and/or business processes or structure. The Company derives its revenues primarily from software licenses, software maintenance and professional consulting services. The Company's Tamaris, Horizon and IMMPOWER product lines are licensed to large and mid-size companies and similarly sized business and governmental organizations worldwide. The Company's Aptos products are marketed primarily in the United Kingdom and are licensed to mid-sized organizations. The Company's products and services are marketed primarily through its sales forces located in the United States, United Kingdom and Asia Pacific. The Company licenses software products directly to customers and occasionally to distributors for resale.

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

         Significant estimates used in the consolidated financial statements include the estimates of (i) anticipated future gross revenues from the estimated economic life of the products for which development costs have been capitalized, (ii) expense accruals associated with the termination of exclusive distributor agreements, office consolidations and sales and use taxes, (iii) the life of identifiable intangible assets from acquisitions and (iv) realizability of deferred tax assets. The amounts that the Company will ultimately incur or recover could differ materially from the Company's current estimates. The underlying assumptions and facts supporting these estimates could change in 1998 and thereafter.

         CAPITALIZED SOFTWARE. Capitalized software includes certain costs of purchased and internally developed software, and are stated at the lower of cost or net realizable value. Capitalization of internally developed software begins upon the establishment of technological feasibility. Amortization of capitalized development costs begins when the products are available for general release to customers, and is computed as the greater of (a) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for the product, or (b) the straight-line method over the remaining estimated economic life of the product (not exceeding five years). It is possible that these estimates of anticipated future gross revenues, the remaining estimated economic life of the products, or both, could be reduced significantly due to either competitive factors or the rate of technological change.

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

         CONCENTRATION OF CREDIT RISK. The Company's investment portfolio is diversified and consists of short-and long-term investment grade securities. The Company's accounts receivable are derived from sales to customers located in the United States, United Kingdom and Asia Pacific. The Company performs ongoing credit evaluations of its customers' financial condition and maintains reserves for potential credit losses.

         TRANSLATION OF FOREIGN CURRENCIES. The U.S. dollar is the functional currency for the Company's international operations. Gains and losses from translation of foreign subsidiaries' financial statements are reported as a separate component of stockholders' equity. Net gains and losses from foreign currency transactions are included in the determination of net income (loss).

         SFAS NO. 128 EARNINGS PER SHARE. In December, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 requires a dual presentation of basic and diluted EPS on the face of the income statements. Basic EPS is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities.

         RECENTLY ISSUED ACCOUNTING STANDARDS. In September 1997, the Financial Accounting Standards Board issued Statements of Financial Standards ("SFAS") No. 130, "Reporting of Comprehensive Income," which requires that an enterprise report, by major components and as a single total, the change in net assets during the period from nonowner sources; and No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographical areas and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows and any effect will be limited to the form and content of its disclosures. Both statements, SFAS No. 130 and SFAS No. 131, are effective for fiscal years beginning after December 15, 1997.

         STATEMENT OF POSITION 97-2 SOFTWARE REVENUE RECOGNITION. On October 27, 1997, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition," which provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. The Statement of Position 97-2 supersedes SOP 91-1, "Software Revenue Recognition," under which the Company's license fee revenues were recognized. SOP 97-2 is effective prospectively for transactions entered into in fiscal years beginning after December 15, 1997. Certain provisions of SOP 97-2 may be deferred until 1999. The Company is currently evaluating SOP 97-2 to determine what effect, if any, SOP 97-2 may have on its revenue recognition policies.

         RECLASSIFICATIONS. Certain reclassifications have been made to prior years' amounts in order to conform to the 1997 consolidated financial statement presentation.

2.       ACQUISITIONS

         On December 2, 1997, the Company acquired all the outstanding share capital of Revere, Inc. ("Revere") in exchange for $7,727,000 of the Company's common stock (634,022 shares) and $587,000 for various transaction related costs and fees. An additional earnout of up to $2,000,000 is payable based upon the achievement of certain 1998 performance targets. Associated with the transaction's closing total purchase price of $8,314,000, the Company allocated $4,091,000 to goodwill, $4,600,000 million was allocated to in-process research and development and the remaining amounts allocated primarily to working capital. The amount of the purchase price allocated to in-process research and development was charged to the Company's operations, because technological feasibility had not been established and no alternative future uses existed at the acquisition date. The Company expects to spend approximately $1,400,000 over the next two years on additional research and development on Revere technology in order to reach technological feasibility on acquired technology. The acquisition was accounted for as a purchase transaction. The goodwill will be ratably charged to operations over six years. The results of operations of Revere, from the date of acquisition, are included in the 1997 consolidated statement of operations.

         The following unaudited pro forma information has been presented as if the Revere acquisition had occurred on January 1, 1996 (in thousands, except per share amounts). The unaudited pro forma information is based on historical results of operations adjusted for acquisition costs and, in the opinion of management, is not necessarily indicative of what results would have been if the Company had acquired Revere, Inc. on January 1, 1996.

                                                             YEAR ENDED
                                                             DECEMBER 31,
                                                        1997             1996
                                                       -------          -------
           Total revenues                              $79,869          $73,244
           Net loss                                     (6,517)          (4,967)
           Basic and diluted net loss per share          (0.47)           (0.36)
           Shares utilized to compute basic and
              diluted net loss per share                13,925           13,860

         On May 17, 1996, the Company acquired the business and net assets of Hunt Systems Group, Inc. ("Hunt") for a total acquisition price of $3,759,000 comprised of a $2,109,000 cash payment, $1,550,000 payable based on achievement of certain performance targets during the four year period following closing and $100,000 in transaction costs. Additional amounts will be paid if further performance targets are reached during the same four year period. The acquisition was accounted for as a purchase transaction. Of the purchase price, $190,000 was allocated to identifiable net tangible assets, $785,000 was allocated to capitalized software and $2,784,000 was allocated to in-process research and development. The amount of the purchase price allocated to in-process research and development was charged to the Company's operations in 1996, because technological feasibility had not been established and no alternative future uses existed at the acquisition date. The results of operations of Hunt, from the date of acquisition, are included in the 1996 consolidated statement of operations and were not material to the results of operations of the Company.

3.       CASH AND CASH EQUIVALENTS AND SHORT- AND LONG-TERM INVESTMENTS

         All liquid investments with original maturities of three months or less are considered cash and cash equivalents. Cash equivalents are stated at cost, which approximates fair value. The Company classifies those investments which mature in less than one year as short-term investments. The long-term marketable securities held at December 31, 1997 have contractual maturities of five years of less. The Company's short- and long-term investments are classified as available-for-sale and reported at fair value. Net unrealized gains and losses are excluded from earnings and reported net of income taxes as a separate component of stockholders' equity. There were no material gross realized gains or losses from the sales of investments during 1997 or 1996.

Short- and long-term investments available-for-sale are summarized as follows (in thousands):

                                                                           Gross           Gross
                                                       Amortized        Unrealized     Unrealized
           December 31, 1997                             Costs            Gains          Losses        Fair Value
           -------------------------------------       ---------        ----------     -----------     -------------
           U.S. Government securities                   $1,490              $2           ($1)          $1,491
           Corporate debt                               18,552               9            (8)          18,553
                                                       ---------        ----------     -----------     -------------
           Total investments                            20,042              11            (9)          20,044
           Long-term investments                         6,346               7            (2)           6,351
                                                       ---------        ----------     -----------     -------------
           Short-term investments                      $13,696              $4           ($7)         $13,693
                                                       =========        ==========     ===========     =============

                                                                           Gross           Gross
                                                       Amortized        Unrealized     Unrealized
           December 31, 1996                             Costs            Gains          Losses        Fair Value
           -------------------------------------       ---------        ----------     -----------     -------------

           U.S. Government securities                   $8,678              $4          ($18)          $8,664
           Corporate debt                               16,056               5           (30)          16,031
                                                       ---------        ----------     -----------     -------------
           Total investments                            24,734               9           (48)          24,695
           Long-term investments                         7,101               2           (23)           7,080
                                                       ---------        ----------     -----------     -------------
           Short-term investments                      $17,633              $7          ($25)         $17,615
                                                       =========        ==========     ===========     =============


4.       PROPERTY AND EQUIPMENT
         ----------------------
         Property and equipment at December 31, 1997 and 1996 includes the following (in thousands):

                                                                      DECEMBER 31,
                                                                 1997             1996
                                                            -----------      -----------
           Equipment                                            $17,966
                                                                                 $14,498
           Furniture and fixtures                                 2,519            2,461
           Leasehold improvements                                 1,707
                                                                                   1,489
           Property under capital leases:
               Equipment                                          1,638
                                                                                   1,465
               Furniture                                          1,760            1,760
                                                            -----------      -----------
                                                                 25,590           21,673
           Less:
               Accumulated depreciation
                                                               (20,991)          (17,341)
                                                            -----------      -----------
           Property and equipment, net                           $4,599           $4,332
                                                            ===========      ===========

         Depreciation expense totaled $2,444,000, $2,992,000 and $4,007,000 for 1997, 1996 and 1995, respectively.

5.       LIABILITIES
         -----------
         Deferred revenue (current) is primarily comprised of deferred product maintenance of $13,477,000 and $13,701,000 at December 31, 1997 and 1996, respectively. Accrued liabilities includes sales and use tax accruals of $1,218,000 and $2,780,000 at December 31, 1997 and 1996,
         respectively. As a result of the Company's acquisition of Revere (see
         Note 2), $1,500,000 related to an outstanding line of credit balance (subsequently paid in January 1998) is included in the accrued liabilities balance as of December 31, 1997.

6.       INCOME TAXES
         ------------

         The Company's deferred tax balances at December 31, 1997 and 1996 are as follows (in thousands):

                                                                         DECEMBER 31,
                                                                   1997               1996
                                                                ---------          ---------
           Deferred Tax Assets:
           Deferred revenue recognized for tax                    $1,297             $2,081
           Excess book depreciation over tax
             depreciation                                          1,055              1,790
           Accrued liabilities and reserves                        2,998              3,228
           Research and development credits                        3,752              3,391
           Alternative minimum tax credits carryover                 475                481
           Net operating loss carryover                            4,411              4,935
           Foreign tax credits carryover                           2,349              2,556
           Foreign losses                                          3,509                461
           Other                                                     540                290
                                                               ---------           --------
                                                                  20,386             19,213
           Valuation Allowance                                    (2,844)            (2,844)
                                                               ---------           --------
           Total                                                 $17,542            $16,369
                                                               =========           ========
           Deferred Tax Liabilities:

           Capitalized software development
               costs expensed for tax purposes                    (3,910)            (2,309)
                                                               ---------           --------
           Deferred Tax Assets - net                             $13,632            $14,060
                                                               =========           ========

         At December 31, 1997 and 1996, the Company's valuation allowance balance was $2,844,000 consisting of tax credits expected to expire unused and foreign losses from which the Company does not expect to derive any benefit. As of December 31, 1997, the Company's deferred tax assets included approximately $10,512,000 of items which will expire with the passage of time. Realization is dependent on generating sufficient taxable income prior to the expiration of such benefits. Although realization is not assured, management believes it is more likely than not that the deferred tax assets, net of the valuation allowance, will be realized. The deferred tax assets considered realizable could be reduced if estimates of future taxable income during the carry-forward periods are reduced.

         At December 31, 1997, the Company has federal net operating loss carryforwards of approximately $11,950,000 which expire in varying amounts from 2007 through 2012, federal research tax credits of $2,035,000 which expire in varying amounts from 1998 through 2012, California state research tax credits of $1,717,000 and alternative minimum tax credits of $475,000 which have no expiration date and foreign tax credits of $2,349,000 which expire in varying amounts from 1998 through 2002.

         Income tax expense (benefit) consists of (in thousands):

           1997:                   Current          Deferred         Total
                                ------------     -----------      ----------
           Federal                        $-          $1,242          $1,242
           State                          46            (247)           (201)
           Foreign                       451            (194)            257
                                ------------     -----------      ----------
           Total                        $497            $801          $1,298
                                ============     ===========      ==========
           1996:                   Current          Deferred         Total
                                ------------     -----------      ----------
           Federal                      $501           ($357)           $144
           State                          45            (354)           (309)
           Foreign                       535            (168)            367
                                ------------     -----------      ----------
           Total                      $1,081           ($879)           $202
                                ============     ===========      ==========
           1995:                   Current          Deferred         Total
           Federal                        $-            ($70)           ($70)
           State                         170            (745)           (575)
           Foreign                       632            (828)           (196)
                                ------------     -----------      ----------
           Total                        $802         ($1,643)          ($841)
                                ============     ===========      ==========

         The effective income tax rate differs from the amount computed by applying the federal statutory income tax rate as follows (in thousands):

                                                          1997          %         1996          %         1995         %

           Provision (benefit) at statutory rate -
             Federal                                        ($742)      (34%)          $28        34%     ($3,473)     (34%)
           State income and capital taxes                       97         4%            3         4%        (306)      (3%)
           Tax-exempt interest                                   -          -         (77)       (92%)       (561)      (5%)
           Research and development credit, net of
             expired credits                                 (217)      (10%)        (255)      (306%)       (265)      (3%)
           Write-off of purchased in-process
             research and development                        1,564        72%           -          -            -        -
           Decrease in tax credits resulting from
             the true-up of assessments and changes
             in tax accounting methods                         493        22%           -          -        1,033        10%
           Valuation allowance                                   -          -         557        668%       2,288        22%
           Provision at statutory rates of
             controlled foreign subsidiaries                   166         7%          167       200%         176         2%
           Foreign losses not benefited                      (442)      (20%)        (510)     (611%)            -         -
           Decrease in tax credits carried back as
             net operating losses                              441        20%            -          -            -         -
           Other, net                                         (62)       (2%)         289        346%         267         3%
                                                            ------      ------       ------     ------     --------    ------
           Total income tax expense (benefit)               $1,298        59%         $202       243%       ($841)      (8%)
                                                            ======      ======       ======     ======     ========    ======


7.       STOCK OPTION AND OTHER EMPLOYEE BENEFIT PLANS
         ---------------------------------------------

         401(k) Plan
         -----------

         The Company has a 401(k) tax-deferred savings plan covering all of its employees. Company matching contributions, which are not required by the plan, totaled $1,159,000, $1,077,000 and $1,204,000 in 1997, 1996 and 1995, respectively.

         Stock Based Compensation Plans
         ------------------------------

         At December 31, 1997, the Company had stock-based compensation plans, which are detailed below. Under SFAS No. 123, the fair value based accounting method would have increased the Company's net loss, basic net loss per share and diluted net loss per share on a pro forma basis (in thousands, except per share amounts):

                                                                      YEAR ENDED DECEMBER 31,
                                                              1997             1996             1995
                                                          ------------     ------------     ------------
           Net loss:
             As reported                                       ($3,477)           ($116)         ($9,357)
             Pro forma                                          (5,763)          (1,579)         (10,079)
           Basic and diluted net loss per share:
             As reported                                        ($0.26)          ($0.01)          ($0.72)
             Pro forma                                           (0.43)           (0.12)           (0.78)


         Stock Option Plans

         Under the Company's statutory employee stock option plans, shares of common stock have been made available for grant to certain employees. The exercise price of each option granted is 100 percent of market value on the date of the grant. Options granted under the plans generally vest over a period of four years and generally expire ten years from the date of grant. Options may be granted at prices not less than 85 percent of fair market value at the date of grant. To date, all options have been granted at fair market value at the date of grant. At December 31, 1997, 1,170,000 shares of common stock were available for future option grants.

         The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                                   YEAR ENDED DECEMBER 31,
                                                         1997                1996               1995
                                                      ----------          ----------         ----------
           Dividend yield                                 0.0%               0.0%               0.0%
           Volatility                                    45.1%              46.8%              46.8%
           Risk free interest rate                        5.7%               5.7%               6.6%
           Expected term, in years                        4.42               4.30               4.41


         The weighted average fair value at date of grant for options granted during 1997, 1996 and 1995 was $6.02, $5.25 and $2.96, respectively.

         A summary of the Company's stock option activity follows:

                                                                            YEAR ENDED DECEMBER 31,
                                                          1997                        1996                         1995
                                                -----------------------      -----------------------     ----------------------
                                                              Weighted-                    Weighted-                  Weighted-
                                                               average                      average                    average
                                                               exercise                     exercise                   exercise
                                                  Optio         price         Options        price        Options       price
                                                ----------     --------      ----------     --------     ----------    --------
           Outstanding-beginning of period      2,590,093        $8.00       2,464,814        $6.98      1,654,390       $7.49
           Granted                                790,500        13.71         785,250        11.66      1,400,500        6.27
           Exercised                             (305,179)        4.95        (342,628)        6.07       (197,702)       2.02
           Canceled or expired                   (173,437)        9.54        (317,343)       11.22       (392,374)       8.98
                                                ----------                   ----------                  ----------
           Outstanding-end of period            2,901,977        $9.78       2,590,093        $8.00      2,464,814       $6.98
                                                ==========                   ==========                  ==========
           Exercisable-end of period            1,013,977                      802,110                     829,850
                                                ==========                   ==========                  ==========

         The following table summarizes information about stock options outstanding at December 31, 1997:

                                        Options Outstanding                   Options Exercisable
                                --------------------------------    ---------------------------------------
                                                    Weighted-
                                                    average         Weighted-                     Weighted-
                                                    remaining       avaerage                      average
Range of exercise               Outstanding at    contractural      exercise     Exersiable at     exercise
price                               12/31/97          life            price        12/31/97         price
----------------------          --------------    --------------    ---------    -------------    ---------
$0.35 to $5.38                    618,999             7.17            $5.05           307,499        $4.75
5.81 to 7.38                      537,750             6.39             6.88           339,000         6.86
7.50 to 11.19                     606,550             8.20             9.59           172,925         9.03
11.63 to 13.75                    671,250             9.07            13.02           117,125        13.34
13.94 to 17.38                    467,428             8.73            14.99            77,428        14.94
                                --------------                                   -------------
$0.35 to $17.38                 2,901,977             7.93            $9.78         1,013,977        $7.95
                                =========             ====            =====         =========        =====

         Stock Purchase Plan

         The Company has an Employee Stock Purchase Plan, which provides for the sale of up to 650,000 shares to eligible employees by means of payroll deductions. Employees may designate up to 10 percent of their earnings, as defined, to purchase shares at prices not less than 85 percent of fair market value. From inception through December 31, 1997, 601,000 shares had been purchased at prices ranging from $4.89 to $12.75 per share.

         The fair value of the employee's purchase rights was estimated using the Black-Scholes option pricing model with the following assumptions:

                                                       YEAR ENDED DECEMBER 31,
                                             1997               1996               1995
                                           ---------         ----------         ----------
           Dividend yield                     0.0%               0.0%               0.0%
           Volatility                        45.1%              46.8%              46.8%
           Risk free interest rate            5.4%               5.7%               6.2%
           Expected term, in years            0.71               0.66               0.68

         The weighted average fair value for shares purchased through the Company's Employee Stock Purchase Plan during 1997, 1996 and 1995 was $3.97, $2.11 and $1.98, respectively.

8.       SIGNIFICANT CHARGES
         -------------------

         In 1997, the Company terminated an exclusive distributorship agreement in South Africa which resulted in a charge of $1,291,000. The Company does not expect further material charges or obligations associated with the termination of this agreement.

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

9.       COMMITMENTS AND CONTINGENCIES
         -----------------------------

         The Company has operating leases for office space with varying expiration dates through 2016, and for computer equipment with varying expiration dates through 2001. The leases generally provide for minimum annual rentals and payment of taxes, insurance and maintenance costs. Rental expense for operating leases was $4,694,000 $4,009,000 and $3,396,000 in 1997, 1996 and 1995, respectively.

         At December 31, 1997, the Company had office space which was considered excess capacity. The difference between the Company's total lease commitments for its excess capacity and the total expected sublease income was $930,000 and is included in short- and long-term accrued liabilities.

         Future minimum lease payments under noncancelable operating leases are as follows (in thousands):

           1998                                $5,227
           1999                                 4,824
           2000                                 4,311
           2001                                 3,125
           2002                                 2,834
           Thereafter                          16,090
                                              -------
           Total                              $36,411
                                              =======


         The Company has a line of credit in the amount of $3.0 million, secured by marketable securities. The line of credit expires on August 31, 1998. The Company has never borrowed against this line of credit. The credit agreement provides that the Company shall maintain certain financial ratios and contains restrictions related to various matters, including the Company's ability to effect mergers or acquisitions without the bank's approval and the Company's ability to pay dividends while borrowings are outstanding under the line of credit.

         In connection with the acquisition of Revere, Inc., the Company assumed a line of credit with an outstanding balance of $1.5 million. The outstanding balance on the assumed line of credit was subsequently paid in full in January, 1998.

         The Company is not party to any legal proceedings other than ordinary routine litigation incidental to the Company's business. The Company believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated financial statements taken as a whole.

10.      FOREIGN OPERATIONS
         ------------------

         The Company primarily operates in three geographic areas, North America, Europe and Asia Pacific. Corporate assets consist of cash and cash equivalents, short- and long-term investments, capitalized software and deferred tax assets.

         Geographical area data are as follows (in thousands):

                                                                          YEAR ENDED DECEMBER 31,
           Revenues:                                              1997             1996              1995
           ---------------------------------------------        -------          -------           -------
           North America                                        $48,993          $44,811           $41,271
           Europe                                                18,923           14,151            12,637
           Asia Pacific                                           3,493            3,872             4,658
           ---------------------------------------------        -------          -------           -------
           Total revenues                                       $71,409          $62,834           $58,566
                                                                =======          =======           =======
                                                                          YEAR ENDED DECEMBER 31,
           Operating income (loss):                               1997             1996              1995
           ---------------------------------------------        -------          -------           -------
           North America                                          ($129)           ($920)          ($9,399)
           Europe                                                 2,538            1,612            (3,329)
           Asia Pacific                                            (537)             108               704
           Unusual charges (1)                                   (5,891)          (2,784)                -
           ---------------------------------------------        -------          -------           -------
           Total operating loss                                 ($4,019)         ($1,984)         ($12,024)
                                                                =======          =======           =======
                                                                               DECEMBER 31,
           Identifiable assets at:                                1997             1996              1995
           ---------------------------------------------        -------          -------           -------
           North America                                        $19,707           $8,655            $9,995
           Europe                                                 7,146            6,672             4,354
           Asia Pacific                                           2,973            2,837             3,015
           Corporate                                             61,508           64,155            65,134
           ---------------------------------------------        -------          -------           -------
           Total assets                                         $91,334          $82,319           $82,498
                                                                =======          =======           =======

         (1) Unusual charges consists of $4,600,000 and $2,784,000 for the write-off of purchased in-process research and development for the years ended December 31, 1997 and 1996, respectively, and $1,291,000 for the termination of a distributor agreement for the year ended December 31, 1997.


11.      TREASURY STOCK ACQUISITIONS
         ---------------------------

         In 1995, the Board of Directors authorized the repurchase of 800,000 shares of the Company's outstanding common stock, not to exceed a total cost of $6.0 million. The Board of Directors subsequently authorized the Company to spend up to an additional $4.0 million for repurchases, for a total cost of up to $10.0 million. As of December 31, 1997, the Company had acquired 637,000 shares of its common stock at a cost of $7.6 million. As of December 31, 1997, the Company had reissued 637,000 of the repurchased shares in connection with the Company's employee stock purchase plan, one of its employee stock option plans and the purchase acquisition of Revere, Inc.

12.      EARNINGS PER SHARE
         ------------------

         The Company calculates basic earnings per share ("EPS") and diluted EPS in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". Basic EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding for that period. Diluted EPS takes into account the effect of dilutive instruments, such as stock options, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding. Diluted EPS for 1997, 1996 and 1995 excludes any effect of such instruments because their inclusion would be antidilutive.

         The following is a summary of the calculation of the number of shares used in calculating basic and diluted EPS:

                                                                           YEAR ENDED DECEMBER 31,
                                                                  1997             1996              1995
                                                                 ------           ------            ------
           Shares used to compute basic EPS                      13,291           13,223            12,998
           Add:  effect of dilutive securities                        -                -                 -
                                                                 ------           ------            ------
           Shares used to compute diluted EPS                    13,291           13,223            12,998
                                                                 ======           ======            ======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


Not applicable.

PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


The information required by this Item is incorporated herein by reference to the Company's Proxy Statement in connection with its 1998 Annual Meeting of Stockholders under the captions "Proposal 1 - Election of Directors," "Additional Information - Management" and "Additional Information - Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11.  EXECUTIVE COMPENSATION


The information required by this Item is incorporated herein by reference to the Company's Proxy Statement in connection with its 1998 Annual Meeting of Stockholders under the caption "Executive Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The information required by this Item is incorporated herein by reference to the Company's Proxy Statement in connection with its 1998 Annual Meeting of Stockholders under the caption "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


The information required by this Item is incorporated herein by reference to the Company's Proxy Statement in connection with its 1998 Annual Meeting of Stockholders under the caption "Certain Transactions."

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this report.

     1.   Consolidated Financial Statements                                        Page
                                                                                   ----
          Independent Auditors' Report...........................................  23

          Consolidated Balance Sheets as of  December 31, 1997
           and December 31, 1996.................................................  24

          Consolidated Statements of Operations for the years ended
           December 31, 1997, 1996 and 1995......................................  25

          Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995................................  26

          Consolidated Statements of Cash Flows for the years ended
           December 31, 1997, 1996 and 1995......................................  27

          Notes to Consolidated Financial Statements.............................  28

     2.   Consolidated Financial Statement Schedule                                Page
                                                                                   ----

          Schedule II - Valuation and Qualifying Accounts........................  45

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

     3.   Exhibits

          The following exhibits are filed herewith or incorporated by reference:

            Exhibit
            Number             Description of Document
            ------             -----------------------


            2.1 Agreement and Plan of Reorganization dated as of October 29, 1997, amount the Registrant, Copper Acquisition Sub, and Revere, Inc.(10)

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

            10.10 1994 Equity Incentive Plan.(2)

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

            10.12 Form of Executive Employment Agreement entered into between
                  Registrant and certain of its officers.(6)

            10.13 1995 Executive Employment Agreement between the Registrant and Leonard Y. Liu.(5)

            10.14 1995 Non-Statutory Stock Option Plan for Non-Officer
                  Employees, as amended to date.(9)

            10.15 Lease between Registrant and Equitable Assurance Society of the United States, dated November 25, 1997.

            21.1  Subsidiaries.

            23.1  Independent Auditors' Consent.

            24.1  Power of Attorney.  Reference is made to the signature page.

            27.1 Financial Data Schedule for fiscal year ended December 31, 1997 (electronic filing only)

            27.2 Restated Financial Data Schedule for fiscal year ended December 31, 1996 (electronic filing only)

          List of Management Contracts and Compensatory Plans:

               1992 Employee Stock Purchase Plan, as amended to date.(7)

               1989 Employee Stock Option Plan and related form of Incentive
                      Stock Option Grant and Supplemental Stock Option Grant.(4)

               1986 Employee Stock Purchase Plan and related form of Employee
                      Stock Purchase Agreement.(4)

               1993 Non-Employee Directors' Stock Option Plan, as amended to date.(8)

               1994 Equity Incentive Plan.(2)

               1995 Non-Statutory Stock Option Plan for Non-Officer Employees,
                      as amended to date.(9)

               Form of Indemnity Agreement entered into between Registrant and its directors and officers.(4)

               Form of Executive Employment Agreement entered into between
                    Registrant and certain of its officers.(6)

               1995 Executive Employment Agreement between the Registrant and
                    Leonard Y. Liu.(5)


(b)  Reports on Form 8-K

     During the quarter ended December 31, 1997, the Company filed the following report on
     Form 8-K:

     1. Report on Form 8-K dated December 2, 1997 and filed on December 11, 1997, announcing the acquisition of all the outstanding equity interests of Revere, Inc., a Delaware corporation pursuant to an Agreement and Plan of Reorganization dated as of October 29, 1997. Upon consummation of such acquisition, Revere, Inc. became a wholly-owned subsidiary of the Company.

_______________
(1) Incorporated by reference to the corresponding exhibit to the Current Report on Form 8-K, filed July 13, 1995.
(2) Incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K for the year ending December 31, 1993.
(3) Incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K for the year ending December 31, 1992.
(4) Incorporated by reference to the corresponding exhibit to the Registration Statement on Form S-1, as amended (Registration No. 33-45737).
(5) Incorporated by reference to the corresponding exhibit to the Quarterly Report on Form 10-Q for the quarter ending September 30,1995.
(6) Incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K for the year ending December 31, 1995.
(7) Incorporated by reference to the corresponding exhibit to the Registration Statement on Form S-8, as amended (Registration No. 333-02942).
(8) Incorporated by reference to the corresponding exhibit to the Registration Statement on Form S-8, as amended (Registration No. 333-08629).
(9) Incorporated by reference to the corresponding exhibit to the Registration Statement on Form S-8, as amended (Registration No. 333-39913).
(10) Incorporated by reference to the corresponding exhibit to the Current Report on Form 8-K, filed December 11, 1997.

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

                                  WALKER INTERACTIVE SYSTEMS, INC.
                                  --------------------------------
                                  (Registrant)

Date:  March 30, 1998             By: /s/     LEONARD Y. LIU
                                      ----------------------
                                     Leonard Y. Liu
                                     Chairman of the Board of Directors,
                                     President and Chief Executive Officer

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

Signature                                       Title                        Date
------------------------------  --------------------------------------  --------------

/s/     LEONARD Y. LIU          Chairman of the Board of Directors.     March 30, 1998
------------------------------  President and Chief Executive Officer
Leonard Y. Liu                  (Principal Executive Officer)


/s/     BRUCE C. POLLOCK        Senior Vice President, Chief Financial  March 30, 1998
------------------------------  Officer and Assistant Secretary
Bruce C. Pollock                (Principal Financial Officer)


/s/    BARBARA M. HUBBARD       Vice President, Corporate Controller    March 30, 1998
------------------------------  (Principal Accounting Officer)
Barbara M. Hubbard

/s/     RICHARD C. ALBERDING    Director                                March 30, 1998
------------------------------
Richard C. Alberding

/s/     TANIA AMOCHAEV          Director                                March 30, 1998
------------------------------
Tania Amochaev

/s/     WILLIAM A. HASLER       Director                                March 30, 1998
------------------------------
William A. Hasler


/s/     JOHN M. LILLIE          Director                                March 30, 1998
------------------------------
John M. Lillie

/s/     DAVID C. WETMORE        Director                                March 30, 1998
------------------------------
David C. Wetmore

                                                                     SCHEDULE II

                        WALKER INTERACTIVE SYSTEMS, INC.
                                   FORM 10-K
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                                   Additions
                                   Balance at     Charged to       Amounts                      Balance at
Allowance for Doubtful            Beginning of     Costs and       Written                        End of
      Accounts:                      Period        Expenses         -Off        Other (1)         Period
----------------------            ------------    ----------       -------      ---------       ----------
Year Ended December 31, 1997            $1,584       $  823         $1,381           $350          $1,376
Year Ended December 31, 1996             1,290        1,076            782              -           1,584
Year Ended December 31, 1995               703        1,353            766              -           1,290

(1)  Related to the Company's acquisition of Revere.

                        WALKER INTERACTIVE SYSTEMS, INC.
                                   FORM 10-K
                               INDEX TO EXHIBITS

                                                           Sequentially
  Exhibit                                                    Numbered
   Number               Description of Document                Page
  -------               -----------------------            ------------

  10.15                  Lease between Registrant
                           and Equitable Assurance
                           Society of the United                 47
                         States, dated November 25, 1997
  21.1                   Subsidiaries                            84
  23.1                   Independent Auditors' Consent           85