Form 10-Q
period 1998-03-31
WALKER INTERACTIVE SYSTEMS INC
filed 1998-05-14
CIK 883983

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

                   303 SECOND STREET, SAN FRANCISCO, CA 94107
                   ------------------------------------------
                (Address of principal executive offices including
                                    zip code)

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

            There were 14,005,000 Shares of $.001 Par Value Common Stock outstanding as of May 8, 1998.

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

              Consolidated Balance Sheets as of March 31, 1998 and December
                31, 1997...............................................................................3

              Consolidated Statements of Operations for the three months ended
                March 31, 1998 and 1997................................................................4

              Consolidated Statements of Cash Flows for the three months ended
                March 31, 1998 and 1997................................................................5

              Notes to Consolidated Financial Statements...............................................6

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS...............................................................................7

                                    PART II.
                                OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K........................................................14

SIGNATURES    ........................................................................................15

                       WALKER INTERACTIVE SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share amounts)

                                                                              MARCH          DECEMBER
                                           ASSETS                            31, 1998        31, 1997
                                                                           -------------   -------------
                                                                           (unaudited)
Current assets:
     Cash and cash equivalents                                                   $5,818          $7,646
     Short-term investments                                                       9,822          13,693
     Accounts receivable, net                                                    25,200          23,107
     Prepaid expenses                                                             2,200           2,001
                                                                           -------------   -------------
        Total current assets                                                     43,040          46,447

Long-term investments                                                             6,454           6,351
Property and equipment, net                                                       4,423           4,599
Capitalized software, net                                                        16,680          15,777
Deferred tax assets, net                                                         13,043          13,632
Other assets                                                                      4,316           4,528
                                                                           -------------   -------------

TOTAL ASSETS                                                                    $87,956         $91,334
                                                                           =============   =============

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued liabilities                                   $16,623         $19,292
     Deferred revenue                                                            13,815          15,557
                                                                           -------------   -------------
        Total current liabilities                                                30,438          34,849

Deferred revenue                                                                  1,873           1,190
Accrued rent                                                                        901             887
Other long-term obligations                                                       2,537           2,719
                                                                           -------------   -------------
        Total liabilities                                                        35,749          39,645
                                                                           -------------   -------------

Commitments and Contingencies                                                         -               -

Stockholders' equity:
     Common stock, $.001 par value: 50,000,000 shares
        authorized; issued 14,000,690 shares - March 31,
        1998; 13,973,457 shares - December 31, 1997                                  14              14
     Additional paid-in capital                                                  73,911          73,622
     Currency translation adjustments                                               228             238
     Unrealized gain on investments                                                  15               2
     Accumulated deficit                                                        (21,138)        (22,187)
     Treasury stock at cost (50,000 - March 31, 1998;
        zero shares - December 31, 1997)                                           (823)              0
                                                                           -------------   -------------
        Total stockholders' equity                                               52,207          51,689
                                                                           -------------   -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $87,956         $91,334
                                                                           =============   =============

See notes to consolidated financial statements

                       WALKER INTERACTIVE SYSTEMS, INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                   (in thousands, except per share amounts)

                                                                                   THREE MONTHS
                                                                                  ENDED MARCH 31,
                                                                               1998             1997
                                                                           -------------   -------------
REVENUES:
     License                                                                     $6,407          $3,740
     Maintenance                                                                  7,725           6,921
     Consulting                                                                   9,530           6,412
                                                                           -------------   -------------
        Total revenues                                                           23,662          17,073

OPERATING EXPENSES:

     Costs of revenues:
        Costs of licenses, maintenance and consulting                             9,736           6,676
        Amortization of capitalized software                                      1,033           1,088
     Sales and marketing                                                          5,639           3,856
     Product development                                                          3,201           2,533
     General and administrative                                                   2,723           2,386
                                                                           -------------   -------------
        Total operating expenses                                                 22,332          16,539

Operating income                                                                  1,330             534
        Interest income, net                                                        308             504
                                                                           -------------   -------------
Income before income taxes                                                        1,638           1,038
        Income tax expense                                                          589             362
                                                                           -------------   -------------

NET INCOME                                                                       $1,049            $676
                                                                           =============   =============

BASIC NET INCOME PER SHARE                                                        $0.08           $0.05
                                                                           =============   =============

Shares used in computing
     basic net income per share                                                  13,974          13,179
                                                                           =============   =============

DILUTED NET INCOME PER SHARE                                                      $0.07           $0.05
                                                                           =============   =============

Shares used in computing
     diluted net income per share                                                15,100          14,145
                                                                           =============   =============

See notes to consolidated financial statements

                       WALKER INTERACTIVE SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                   THREE MONTHS
                                                                                 ENDED MARCH 31,
                                                                               1998            1997
                                                                           -------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                  $1,049            $676
     Adjustments to reconcile net income to net cash
            used by operating activities:
        Depreciation and amortization                                             1,628           1,784
        Tax benefit of nonqualified stock options                                    76              15
     Changes in operating assets and liabilities:
        Accounts receivable, net                                                 (2,093)         (2,207)
        Prepaid expenses                                                           (199)           (121)
        Accounts payable and accrued liabilities                                 (1,398)         (1,264)
        Deferred tax assets                                                         589              46
        Deferred revenue                                                         (1,059)         (1,393)
        Other                                                                       216              49
                                                                           -------------   -------------
            Net cash used by operating activities                                (1,191)         (2,415)
                                                                           -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from employee stock purchase plan
        issuances and stock options exercised                                       218             288
     Treasury stock acquired                                                       (823)           (328)
     Repayment of borrowings                                                     (1,422)              -
     Other                                                                          (18)             16
                                                                           -------------   -------------
            Net cash used by financing activities                                (2,045)            (24)
                                                                           -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchases of short- and long-term investments                               (2,513)        (10,515)
     Maturities of short-term investments                                         5,650           4,000
     Sales of short-term investments                                                642           4,391
     Purchases of property                                                         (438)           (621)
     Additions to capitalized software                                           (1,935)         (1,839)
     Other                                                                            2              52
                                                                           -------------   -------------
            Net cash provided (used) by investing activities                      1,408          (4,532)
                                                                           -------------   -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                        (1,828)         (6,971)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                   7,646          13,475
                                                                           -------------   -------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                        $5,818          $6,504
                                                                           =============   =============

See notes to consolidated financial statements

                        WALKER INTERACTIVE SYSTEMS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for those periods. Results for the interim periods are not necessarily indicative of the results for the entire year. These consolidated financial statements and any notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1997 included in the Walker Interactive Systems, Inc. Annual Report on Form 10-K.

         RECLASSIFICATIONS

         Certain previously reported amounts have been reclassified to conform with the current presentation format.

2.    ACQUISITION OF REVERE, INC

         On December 2, 1997, the Company acquired all the outstanding share capital of Revere, Inc. ("Revere") in exchange for $7.7 million of the Company's common stock (634,022 shares) and $0.6 million for various transaction related costs and fees. An additional earnout of up to $2.0 million is payable based upon the achievement of certain 1998 performance targets. Associated with the transaction's closing total purchase price of $8.3 million, the Company allocated $4.1 million to goodwill, $4.6 million was allocated to in-process research and development and the remaining amounts allocated primarily to working capital. The amount of the purchase price allocated to in-process research and development was charged to the Company's operations, because technological feasibility had not been established and no alternative future uses existed at the acquisition date. The acquisition was accounted for as a purchase transaction. The goodwill will be ratably charged to operations over six years. The results of operations of Revere are included in the 1998 consolidated statement of operations.

3.    EARNINGS PER SHARE

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

         The following is a summary of the calculation of the number of shares used in calculating basic and diluted EPS (in thousands):

                                                            THREE MONTHS
                                                           ENDED MARCH 31,
                                                        1998             1997
                                                        ----             ----

           Shares used to compute basic EPS            13,974           13,179
           Add:  effect of dilutive securities          1,126              966
                                                       ------           ------
           Shares used to compute diluted EPS          15,100           14,145
                                                       ======           ======

WALKER INTERACTIVE SYSTEMS, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The report on this Form 10-Q contains forward-looking statements, including statements related to industry trends and demand for mainframe products, cash commitments, working capital requirements and possible expansion in international markets. Discussions containing such forward-looking statements may be found in the material set forth in this section, generally and specifically herein under the captions "Other Significant Charges," "Liquidity and Capital Resources" and "Additional Risk Factors." Actual events or results may differ materially from those discussed herein. The Company disclaims any obligation to update these forward-looking statements as a result of subsequent events. The risk factors on pages 10 through 13, among others, should be considered in evaluating the Company's prospects and future financial performance.

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

Walker designs its software products specifically for the client/server and network computing models and believes that its architecture is among the most scalable and adaptable available for enterprise-level financial applications software. The Company's strategy is to offer comprehensive enterprise financial solutions to a variety of industries utilizing its best-of-breed software products. Walker's internet/intranet-enabled applications support and enhance enterprise-wide financial processes, including planning, budgeting, forecasting, consolidation and performance management. The Company's software products utilize the Microsoft Windows operating systems on the desktop, and industry-leading relational database management systems including IBM's DB2, Oracle and Microsoft SQL/Server.

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

The Company derives its revenues primarily from software licenses, software maintenance and professional consulting services. The Company's Tamaris, Horizon and IMMPOWER product lines are licensed to large and mid-size business and governmental organizations worldwide. The Company's Aptos products are marketed primarily in the United Kingdom and are licensed to mid-sized organizations. The Company's products and services are marketed primarily through its sales forces located in the United States, United Kingdom and Asia Pacific. The Company licenses software products directly to customers and occasionally to distributors for resale.

ACQUISITION OF REVERE, INC.

On December 2, 1997, the Company acquired all the outstanding share capital of Revere, Inc. ("Revere") in exchange for $7.7 million of the Company's common stock (634,022 shares) and $0.6 million for various transaction related costs and fees. An additional earnout of up to $2.0 million is payable based upon the achievement of certain 1998 performance targets. Associated with the transaction's closing total purchase price of $8.3 million, the Company allocated $4.1 million to goodwill, $4.6 million was allocated to in-process research and development and the remaining amounts allocated primarily to working capital. The amount of the purchase price allocated to in-process research and development was charged to the Company's operations, because technological feasibility had not been established and no alternative future uses existed at the acquisition date. The acquisition was accounted for as a purchase transaction. The goodwill will be ratably charged to operations over six years. The results of operations of Revere are included in the consolidated statement of operations for the quarterly period ended March 31, 1998. Therefore, period to period comparisons may not meaningfully depict trends or changes in operating results.

RESULTS OF OPERATIONS

The following results of operations for three months ended March 31, 1998 include the operations of Revere, unless otherwise specified.

REVENUES. The Company recorded total revenues of $23.7 million and $17.1 million during the three months ended March 31, 1998 and 1997, respectively. The 39 percent increase in total revenues is primarily due to a $2.7 million or 71 percent increase in license revenues and a $3.1 million or 49 percent increase in consulting revenues during 1998.

License revenues were $6.4 million in 1998 and $3.7 million in 1997. The increase in license revenues is partly attributable to license revenues generated from Revere operations. The remaining increase in license revenues is primarily attributable to increases in license revenues generated by the Company's Horizon and Aptos product lines. The Company believes that the increase in license revenues during the first quarter of 1998 is attributable to increased sales and marketing efforts, enhanced product offerings and increased demand for the Company's financial application solutions from large and mid-sized organizations.

Maintenance revenues increased 12 percent to $7.7 million in 1998 from $6.9 million in 1997, the majority of which was derived from Revere operations. The remaining increase in maintenance revenues is primarily attributable to growth in license sales.

Consulting revenues were $9.5 million and $6.4 million for 1998 and 1997, respectively. Consulting revenues are generated from new and existing customers for services related to training, implementation, customization, migration, enhancement, Year 2000 compliance engagements and other special projects. The Company historically generates a majority of its consulting revenues from implementation related projects. The $3.1 million or 49 percent increase in consulting revenues is partly attributable to consulting revenues generated from Revere operations. The remaining increase in first quarter 1998 consulting revenues is primarily due to revenues generated from Year 2000 consulting engagements, which were not a source of revenue during the first quarter of 1997. Additional increases in consulting revenue were due to revenues generated from implementation related projects associated with the Company's Tamaris, Aptos and Horizon product lines.

COSTS OF LICENSES, MAINTENANCE AND CONSULTING. Costs of licenses, maintenance and consulting represented 41 percent and 39 percent of total revenues in 1998 and 1997, respectively. The increase is primarily attributable to increased license revenues and a greater proportion of those license revenues generated from the Company's products which utilize technology licensed from third parties. Excluding the operations of Revere, the costs of license, maintenance and consulting represented 43 percent and 39 percent of total revenues in 1998 and 1997, respectively. The increase in 1998 is primarily attributable to lower than expected consulting revenues, lower profit margins in North America associated with a fixed fee consulting engagement and an increase in the use of outside contractors.

SALES AND MARKETING. In absolute dollars, sales and marketing expenses increased 46 percent to $5.6 million in 1998 from $3.9 million in 1997. As a percentage of total revenues, sales and marketing expenses were 24 percent and 23 percent in 1998 and 1997, respectively. The increase in sales and marketing expenses in 1998 is attributable to higher commissions and travel expenses associated with the increase in license revenues and increased costs associated with marketing promotions.

PRODUCT DEVELOPMENT. Product development related expenses, excluding amortization of capitalized software, are detailed as follows (in thousands):


                                                          THREE MONTHS ENDED
                                                                MARCH 31,
                                                        1998              1997
                                                        ----              ----
Product  development costs including additions to
   capitalized software  (gross)                          $5,136         $4,372

Less:

   Additions to capitalized software                      (1,935)        (1,839)
                                                          ------         ------
Product development expenses                              $3,201         $2,533
                                                          ======         ======

The increase in 1998 gross product development expense is primarily due to the Company's efforts to broaden its existing product offerings by further developing acquired technologies, incorporating third party technologies in new products and enhancing existing products. As a percentage of gross product development expenses, additions to capitalized software were 38 percent and 42 percent in 1998 and 1997, respectively. The decrease in 1998 is attributable to product development resources utilized on post-release work on products released in the fourth quarter of 1997. Past additions to capitalized software, in absolute dollars and as a percentage of gross product development costs, are not a reliable indicator of additions to capitalized software in absolute dollars and as a percentage of gross product development costs that will be recognized in the future.

GENERAL AND ADMINISTRATIVE. General and administrative expenses were $2.7 million and $2.4 million in 1998 and 1997, respectively. The increase is primarily due to expenses from Revere operations.

INCOME TAX EXPENSE. Income tax expense is recorded each quarter based on the Company's estimated effective income tax rate for the year. The Company estimates that the 1998 effective income tax rate will be 36 percent.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from investing activities provided cash of $1.4 million in 1998 and used cash of $4.5 million in 1997. The increase in cash provided during 1998 is primarily a result of short-term investment maturities which were greater than investment purchases made during the quarter.

In connection with the December 1997 acquisition of Revere, the Company assumed a line of credit with an outstanding balance of $1.5 million. During the first quarter of 1998, the Company used $1.4million for the Company's repayment of the acquired Revere line of credit balance. The Company further used $0.8 million during the first quarter of 1998 for the repurchase of its common stock.

As of March 31, 1998, the Company had acquired 687,000 shares of its common stock at a cost of $8.4 million. As of March 31, 1998, the Company had reissued 637,000 of the repurchased shares in connection with the Company's employee stock purchase plan, one of its employee stock option plans and the acquisition of Revere.

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

As of March 31, 1998, the Company's principal sources of liquidity included cash, cash equivalents and short- and long-term investments aggregating $22.1 million. The following sentence is a forward looking statement. The Company believes that its principal sources of liquidity, together with funds expected to be generated from operations, will satisfy the Company's currently anticipated working capital and capital expenditure requirements for at least the next twelve months.

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

The Company has historically generated a majority of its consulting revenue from pre- and post-implementation services. Recently, the Company has provided services which include, but are not limited to, Year 2000 conversion engagements and other hardware and software solutions. The Company intends to continue its pursuit of consulting engagements for which the Company believes it is qualified. There can be no assurances that these engagements will result in profit margins equal to or greater than those engagements that are specific to a customer's product implementation. Furthermore, there can be no assurances that consulting revenue generated from non-implementation related projects will continue in the future.

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

INTERNATIONAL. The Company plans to increase its presence in international markets including, but not limited to, marketing the Tamaris and Aptos product lines in additional countries. Risks associated with such pursuits include, but are not limited to, the following: changing market demands, economic and political conditions in foreign markets, foreign exchange fluctuations, longer collections cycles, difficulty in managing a geographically dispersed organization, and changes in international tax laws. The downturn in the Asia Pacific business climate will have an adverse effect on some market opportunities. Operating results are likely to be adversely affected if the Company's expansion into international markets is not successful.

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

The Company also competes to a lesser extent with other independent software application vendors. Many of the Company's current and potential competitors have substantially greater financial, technical, marketing and sales resources than the Company. Some of these competitors also offer business application products not offered by the Company, primarily in the areas of human resources and manufacturing. However, Walker remains one of the few companies committed to providing and enhancing applications for the mainframe environment. Many of the competitors listed above compete with Walker by offering UNIX-based applications.

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

EXPANSION OF FACILITIES. Recently, commercial building vacancy rates have significantly dropped in San Francisco, California, where the Company has its headquarters. The Company's San Francisco office lease expires in 2007. However, the Company may experience difficulty obtaining additional space if the Company's space requirements in San Francisco significantly exceed the quantity of space the Company currently has under lease. In addition, the increased demand for office space has caused commercial rental rates to increase substantially. Failure to either obtain space, or obtain it on reasonably attractive commercial terms, may inhibit the Company's ability to grow or otherwise adversely affect the Company's operations and financial results.

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

PART II.  OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

                10.2       1992 Employee Stock Purchase Plan, as amended to date (1)

                10.10      1994 Equity Incentive Plan, as amended to date (1)

                27.1       Financial  Data  Schedule  for  quarter  ended March 31, 1998
                           (electronic filing only)

                27.2 Amended and restated 1996 Financial Data Schedule including columns for year ended December 31, 1996 and quarters ended June 30, 1996 and September 30,
                           1996 (electronic filing only)

                27.3 Amended and restated 1997 Financial Data Schedule including columns for year ended December 31, 1997 and quarters ended March 31, 1997, June 30, 1997 and
                           September 30, 1997 (electronic filing only)

         (b)   Reports on Form 8-K

              The Company filed no reports on Form 8-K during the quarter ended March 31, 1998.

--------
(1) Incorporated by reference to the attachments to the Company's 1998 Proxy Statement.

                        WALKER INTERACTIVE SYSTEMS, INC.

                                    FORM 10-Q

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        WALKER INTERACTIVE SYSTEMS, INC.
                                  (REGISTRANT)




Date:    May 14, 1998              By:      /s/ BARBARA M. HUBBARD
         ------------                       ----------------------
                                            Barbara M. Hubbard
                                            Vice President and
                                            Corporate Controller
                                            (Chief Accounting Officer)

                        WALKER INTERACTIVE SYSTEMS, INC.

                                    FORM 10-Q

                                INDEX TO EXHIBITS

Exhibit Number             Description

27.1                       Financial  Data  Schedule  for  quarter  ended March 31, 1998
                           (electronic filing only)

27.2                        Amended and restated 1996 Financial Data Schedule  including columns for year ended  December 31, 1996 and quarters  ended
                           June 30, 1996 and September 30, 1996 (electronic filing only)

27.3 Amended and restated 1997 Financial Data Schedule including columns for year ended December 31, 1997 and quarters ended March 31, 1997, June 30, 1997 and
                           September 30, 1997 (electronic filing only)