Form 10-Q
period 1998-06-30
WALKER INTERACTIVE SYSTEMS INC
filed 1998-08-10
CIK 883983

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549



                                   FORM 10-Q



             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1998



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



There were 14,013,285  Shares of $.001 Par Value Common Stock outstanding as of
                                August  3, 1998.

                        WALKER INTERACTIVE SYSTEMS, INC.

                                   FORM 10-Q
                                     INDEX

                         PART I.  FINANCIAL INFORMATION                 Page
                                                                        ----
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of June  30, 1998
           and December 31, 1997.......................................  3

         Consolidated Statements of Operations for
           the three and six months ended June  30, 1998 and 1997......  4

         Consolidated Statements of Cash Flows for
           the six months ended June  30, 1998 and 1997................  5

         Notes to Consolidated Financial Statements....................  6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS...........................  7

                                   PART II.
                               OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........  15

ITEM 5.  OTHER INFORMATION.............................................  15

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..............................  15

SIGNATURES.............................................................  17

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                       WALKER INTERACTIVE SYSTEMS, INC.
                         CONSOLIDATED  BALANCE SHEETS
                     (in thousands, except share amounts)

                                                        JUNE         DECEMBER
               ASSETS                                 30, 1998       31, 1997
                                                      ---------      --------
                                                     (unaudited)
Current assets:
     Cash and cash equivalents                        $11,304       $ 7,646
     Short-term investments                             5,437        13,693
     Accounts receivable, net                          26,797        23,107
     Prepaid expenses                                   2,364         2,001
                                                     ---------      --------
          Total current assets                         45,902        46,447

Long-term investments                                   4,494         6,351
Property and equipment, net                             4,327         4,599
Capitalized software, net                              17,427        15,777
Deferred tax assets, net                               12,288        13,632
Other assets                                            4,082         4,528
                                                     ---------      --------
TOTAL ASSETS                                          $88,520        $91,334
                                                     =========      ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued liabilities         $15,607        $19,292
     Deferred revenue                                  13,855         15,557
                                                     ---------      --------
          Total current liabilities                    29,462         34,849

Deferred revenue                                        1,714          1,190
Accrued rent                                              918            887
Other long-term obligations                             2,532          2,719
                                                     ---------      --------
          Total liabilities                            34,626         39,645
                                                     ---------      --------

Commitments and contingencies                               -              -

Stockholders' equity:
     Common stock, $.001 par value: 50,000,000
          shares authorized; issued 14,072,909
          shares - June 30, 1998; 13,973,457 shares
          - December 31, 1997                              14             14
     Additional paid-in capital                        74,208         73,622
     Currency translation adjustments                     219            238
     Unrealized gain on investments                        11              2
     Accumulated deficit                              (19,798)       (22,187)
     Treasury stock at cost (50,330 shares -
          June 30, 1998)                                 (760)             -
                                                     ---------      --------
          Total stockholders' equity                   53,894         51,689
                                                     ---------      --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $88,520        $91,334
                                                     =========      ========

See notes to consolidated financial statements

                        WALKER INTERACTIVE SYSTEMS, INC
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                   (in thousands, except per share amounts)

                                                 THREE MONTHS                   SIX MONTHS
                                                 ENDED JUNE 30,                ENDED JUNE 30,
                                            -----------------------        ----------------------
                                              1998            1997           1998           1997
                                            --------       --------        --------      --------
REVENUES:

     License                                 $ 5,560        $ 3,451         $11,967       $ 7,191
     Maintenance                               7,602          6,795          15,327        13,716
     Consulting                               12,278          6,015          21,808        12,427
                                            --------       --------         -------      --------
          Total revenues                      25,440         16,261          49,102        33,334

OPERATING EXPENSES:

     Costs of revenues:
          Costs of licenses, maintenance and
               consulting                     10,522          6,500          20,258        13,176
     Amortization of capitalized software      1,037          1,253           2,070         2,341
     Sales and marketing                       5,698          3,931          11,337         7,787
     Product development                       3,191          2,451           6,392         4,984
     General and administrative                3,173          2,062           5,896         4,448
                                            --------        -------        --------       -------
          Total operating expenses            23,621         16,197          45,953        32,736

Operating income                               1,819             64           3,149           598
     Interest income, net                        276            490             584           994
                                            --------        -------        --------       -------
Income before income taxes                     2,095            554           3,733         1,592
     Income tax expense                          755            195           1,344           557
                                            --------        -------        --------       -------
NET INCOME                                   $ 1,340        $   359         $ 2,389       $ 1,035
                                            ========        =======        ========       =======

BASIC NET INCOME PER SHARE                   $  0.10        $  0.03        $   0.17       $  0.08
                                            ========        =======        ========       =======
Shares used in computing basic net
     income per share                         13,978         13,207          13,976        13,193
                                            ========        =======        ========       =======

DILUTED NET INCOME PER SHARE                 $  0.09        $  0.03        $   0.16       $  0.07
                                            ========        =======        ========       =======
Shares used in computing diluted
     net income per share                     15,196         14,220          15,140        14,182
                                            ========        =======        ========       =======

See notes to consolidated financial statements

                       WALKER INTERACTIVE SYSTEMS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (in thousands)

                                                                                 SIX MONTHS
                                                                               ENDED JUNE 30,
                                                                          ------------------------
                                                                             1998           1997
                                                                          ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                                                            $ 2,389        $  1,035
     Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                      3,267           3,730
          Tax benefit of nonqualified stock options                            203             199
     Changes in operating assets and liabilities:
          Accounts receivable, net                                          (3,690)         (2,440)
          Prepaid expenses                                                    (363)           (758)
          Accounts payable and accrued liabilities                          (2,376)         (1,221)
          Deferred tax assets                                                1,344             587
          Deferred revenue                                                  (1,178)           (605)
          Other                                                                467              81
                                                                          ---------      ---------
               Net cash provided by operating activities                        63             608
                                                                          ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from employee stock purchase plan issuances and
          stock options exercised                                            1,201           1,067
     Treasury stock acquired                                                (1,578)           (328)
     Repayment of borrowings                                                (1,422)              -
     Other                                                                     (43)            (12)
                                                                          ---------      ---------
               Net cash provided (used) by financing activities             (1,842)            727
                                                                          ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchases of short- and long-term investments                          (3,256)        (17,729)
     Maturities of short-term investments                                    8,150           8,750
     Sales of short-term investments                                         5,221           9,006
     Purchases of property                                                    (966)         (1,212)
     Additions to capitalized software                                      (3,719)         (3,863)
     Other                                                                       7             106
                                                                          ---------      ---------
               Net cash provided (used) by investing activities              5,437          (4,942)
                                                                          ---------      ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         3,658          (3,607)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                              7,646          13,475
                                                                          ---------      ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                  $11,304        $  9,868
                                                                          =========      =========

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


2. ACQUISITION OF REVERE, INC
   --------------------------

     On December 2, 1997, the Company acquired all the outstanding share capital of Revere, Inc. ("Revere") in exchange for $7.7 million of the Company's common stock (634,022 shares) and $0.6 million for various transaction related costs and fees. An additional earnout of up to $2.0 million is payable based upon the achievement of certain 1998 performance targets. Associated with the transaction's closing total purchase price of $8.3 million, the Company allocated $4.1 million to goodwill, $4.6 million was allocated to in-process research and development and the remaining amounts allocated primarily to working capital. The amount of the purchase price allocated to in-process research and development was charged to the Company's operations, because technological feasibility had not been established and no alternative future uses existed at the acquisition date. The acquisition was accounted for as a purchase transaction. The goodwill will be ratably charged to operations over six years. The results of operations of Revere are included in the 1998 consolidated statements of operations.


3. EARNINGS PER SHARE
   ------------------

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


     The following is a summary of the calculation of the number of shares used in calculating basic and diluted EPS (in thousands):

                                                 THREE MONTHS               SIX MONTHS
                                                ENDED JUNE 30,            ENDED JUNE 30,
                                             1998           1997          1998      1997
                                             ------         ------        ------    ------
Shares used to compute basic EPS             13,978         13,207        13,976    13,193
Add:
                                             ------         ------        ------    ------
  Effect of dilutive securities               1,218          1,013         1,164       989
                                             ------         ------        ------    ------
Shares used to compute diluted EPS           15,196         14,220        15,140    14,182
                                             ======         ======        ======    ======

                       WALKER INTERACTIVE SYSTEMS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The report on this Form 10-Q contains forward-looking statements, including statements related to industry trends and demand for mainframe products, cash commitments, working capital requirements and possible expansion in international markets. Discussions containing such forward-looking statements may be found in the material set forth in this section, generally and specifically herein under the captions "Liquidity and Capital Resources", "Year 2000 Compliance" and "Additional Risk Factors." Actual events or results may differ materially from those discussed herein. The Company disclaims any obligation to update these forward-looking statements as a result of subsequent events. The risk factors on pages 10 through 14, among others, should be considered in evaluating the Company's prospects and future financial performance.

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

The Company's software products include productivity tools that allow the Company's applications to be extensively customized to fit the customer's particular requirements. The Company complements its software products by providing specialized consulting services to assist customers with customization, implementation, migration, Year 2000 consulting and best practice solutions.

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

ACQUISITION OF REVERE, INC.
---------------------------

On December 2, 1997, the Company acquired all the outstanding share capital of Revere, Inc. ("Revere") in exchange for $7.7 million of the Company's common stock (634,022 shares) and $0.6 million for various transaction related costs and fees. An additional earnout of up to $2.0 million is payable based upon the achievement of certain 1998 performance targets. Associated with the transaction's closing total purchase price of

$8.3 million, the Company allocated $4.1 million to goodwill, $4.6 million was allocated to in-process research and development and the remaining amounts allocated primarily to working capital. The amount of the purchase price allocated to in-process research and development was charged to the Company's operations, because technological feasibility had not been established and no alternative future uses existed at the acquisition date. The acquisition was accounted for as a purchase transaction. The goodwill will be ratably charged to operations over six years. The results of operations of Revere are included in the consolidated statement of operations for the three and six month periods ended June 30, 1998. Therefore, period to period comparisons may not meaningfully depict trends or changes in operating results.

RESULTS OF OPERATIONS
---------------------

The following results of operations for three and six months ended June 30, 1998 include the operations of Revere, unless otherwise specified.

REVENUES. The Company recorded total revenues of $25.4 million and $49.1 million during the three and six months ended June 30, 1998, respectively. The increase in total revenues of $9.2 million and $15.8 million over the three and six months ended June 30, 1997, respectively, is primarily due to increases in worldwide license and consulting revenue.

License revenues increased $2.1 million or 61 percent and $4.8 million or 66 percent to $5.6 million and $12.0 million for the three and six months ended June 30, 1998, respectively. The increase in license revenues is partly attributable to license revenues generated from Revere operations during the first half of 1998. The remaining increase in license revenues is primarily attributable to increases in license revenues generated by the Company's Horizon and Aptos product lines. The Company believes that the increase in Horizon and Aptos license revenues during the first half of 1998 is attributable to increased sales and marketing efforts, enhanced product offerings and increased demand for the Company's financial application solutions from large and mid-sized organizations.

Maintenance revenues increased 12 percent to $7.6 million for the 3 months ended June 30, 1998 and increased 12 percent to $15.3 million for the six months ended June 30, 1998. The increase is primarily attributable to maintenance revenue from Revere operations. The remaining increase in maintenance revenues is primarily attributable to growth in license sales during 1998.

Consulting revenues were $12.3 million for the second quarter of 1998 and $21.8 million for the first six months of 1998. During 1997 consulting revenues were $6.0 million and $12.4 million for the three and six months ended June 30, respectively. Consulting revenues are generated from new and existing customers for services related to training, implementation, customization, migration, enhancement, Year 2000 compliance engagements, best practice consulting engagements and other special projects. The Company generates a majority of its consulting revenues from implementation related projects. The $6.3 million and $9.4 million increases in consulting revenues during the second quarter and first half of 1998, respectively, are partly attributable to consulting revenues generated from Revere operations. The remaining increases in 1998 consulting revenues are primarily due to revenues generated from Year 2000 consulting engagements, which were minimal during the first half of 1997. Additional increases in consulting revenues were generated from implementation related projects associated with the Company's Tamaris, Aptos and Horizon product lines.

COSTS OF LICENSES, MAINTENANCE AND CONSULTING. Costs of licenses, maintenance and consulting represented 41 percent of total revenues for the three and six months ended June 30, 1998 compared to 40 percent of total revenues for the same periods in 1997. The increase is primarily attributable to increased license revenues and a greater proportion of those license revenues generated from the Company's products which utilize technology licensed from third parties. Excluding the operations of Revere, the costs of licenses, maintenance and consulting represented 41 percent and 42 percent of total revenues for the three and six months ended June 30, 1998, respectively, compared to 40 percent of total revenues for the same periods in 1997. The increase in 1998 is partially attributable to lower profit margins in North America associated with a fixed fee consulting engagement offset by relatively higher profit margins recognized on Year 2000 compliance engagements. Further contributing to the increase are higher fees associated with the use of third party technology and increases in consulting headcount due to the increased volume of consulting engagements associated with the increases in license revenue.

AMORTIZATION OF CAPITALIZED SOFTWARE. Amortization of capitalized software represented 4 percent of total revenues for the three and six months ended June 30, 1998 compared to 8 percent and 7 percent of total revenues for the same periods in 1997, respectively. The decrease in 1998 is attributable to the completion of amortization for several products at the beginning of the Q4 partially offset by amortization from recent product releases.

SALES AND MARKETING. In absolute dollars, sales and marketing expenses increased 45 percent to $5.7 million for the three months ended June 30, 1998 and increased 46 percent to $11.3 million for the six months ended June 30,
1998.   The increase in absolute dollars is primarily attributable to Revere operations, higher commissions and travel expenses associated with the increase in license revenues and increased costs associated with marketing promotions.

As a percentage of total revenues, sales and marketing expenses were 22 percent and 24 percent for the three months ended June 30, 1998 and 1997, respectively. For the six months ended June 30, 1998 and 1997, sales and marketing expenses as a percentage of total revenues was 23 percent. The increase in sales and marketing expenses as a percentage of total revenues during the second quarter of 1998 is primarily attributable to increased costs associated with marketing promotions. Expenses associated with commissions and travel expenses were not a significant contributing factor to the increase in sales and marketing expenses as a percent of total revenue during the second quarter due to increases in total revenues during the same timeframe.

PRODUCT DEVELOPMENT. Product development related expenses, excluding amortization of capitalized software, are detailed as follows (in thousands):


                                                 THREE MONTHS               SIX MONTHS
                                                ENDED JUNE 30,            ENDED JUNE 30,
                                             1998           1997          1998      1997
                                             ------         ------        ------    ------
Product development costs including
  additions to capitalized software
  (gross)                                    $4,975         $4,475       $10,111    $8,847
Less:
  Additions to capitalized software          (1,784)        (2,024)       (3,719)   (3,863)
                                             ------         ------        ------    ------
Product development expenses                 $3,191         $2,451        $6,392    $4,984
                                             ======         ======        ======    ======

The increase in 1998 gross product development expenses is primarily due to expenses generated by Revere operations. Further contributing to the increase in gross expenses are the Company's continued efforts to broaden its existing product offerings by further developing acquired technologies, incorporating third party technologies in new products and enhancing existing products. As a percentage of gross product development expenses, additions to capitalized software were 36 percent and 45 percent for the three months ended June 30, 1998 and 1997, respectively. For the six months ended June 30, 1998 and 1997, additions to capitalized software represented 37 percent and 44 percent of gross development expenses, respectively. The decrease in capitalized software in 1998 is partially attributable to the use of product development resources for post-release work after a major product release in the fourth quarter of 1997. Resources were additionally utilized on several other projects which were not capitalizable as technological feasibility had not been reached on those projects. Historical additions to capitalized software, in absolute dollars and as a percentage of gross product development costs, are not a reliable indicator of additions to capitalized software in absolute dollars and as a percentage of gross product development costs that will be recognized in the future.

GENERAL AND ADMINISTRATIVE. General and administrative expenses were $3.2 million and $2.1 million for the three months ended June 30, 1998 and 1997, respectively. For the six months ended June 30, 1998 and 1997, general and administrative expenses were $5.9 million and $4.4 million, respectively. The increase is primarily due to expenses from Revere operations. Further contributing to the increase in 1998 general and administrative expenses were increased facility costs associated with rental increases and additional headcount.

INCOME TAX EXPENSE. Income tax expense is recorded each quarter based on the Company's estimated effective income tax rate for the year. The Company estimates that the 1998 effective income tax rate will be 36 percent.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash flows from financing activities used cash of $1.8 million in 1998 and provided cash of $0.7 million in 1997. The increase in cash used during 1998 is primarily a result of $1.4 million used to repay an outstanding line of credit which was assumed during the acquisition of Revere in December 1997. The Company further used $1.6 million during the first six months of 1998 for the repurchase of its common stock, offset by $1.2 million provided by employee stock purchase plan issuances and exercises of stock options.

The Company has a line of credit in the amount of $3.0 million, secured by marketable securities. The line of credit expires on August 31, 1999. The Company has never borrowed against this line of credit.

As of June 30, 1998, the Company's principal sources of liquidity included cash, cash equivalents and short- and long-term investments aggregating $21.2 million. The following sentence is a forward looking statement. The Company believes that its principal sources of liquidity, together with funds expected to be generated from operations, will satisfy the Company's currently anticipated working capital and capital expenditure requirements for at least the next twelve months.

YEAR 2000 COMPLIANCE
--------------------

The Company has completed an assessment of its Year 2000 issues. The following statement is a forward-looking statement. The Company has determined that its Year 2000 issues would not have a material effect on the Company's business, results of operations or financial condition.

ADDITIONAL RISK FACTORS
-----------------------

The Company operates in a rapidly changing environment that involves numerous risks and uncertainties which could have a material adverse effect on the Company. The following discussion details some, but not all, of these risks and uncertainties.

FLUCTUATION IN OPERATING RESULTS. The Company's operating results fluctuate as a result of a variety of factors including: (i) the execution of new license agreements; (ii) the shipment of software products; (iii) customer acceptance criteria for services performed; (iv) completion of milestone or other significant development requirements pursuant to the Company's license agreements; (v) the financial terms of consulting agreements and the inclusion of fixed as opposed to variable pricing; (vi) third-party royalty payments for licensed software; (vii) the demand for the Company's products and services;
(viii) changes in the Company's product mix; (ix) the development and launch of new products, and the life cycles of the Company's existing products; (x) research and development expenditures required to update and expand the Company's product portfolio and related third-party consulting costs; (xi) sales and marketing expenses generally related to the entry into new markets with new or existing products and maintenance of market share in existing markets; (xii) acquisitions and the integration and development of acquired entities or products; (xiii) competitive conditions in the industry and (xiv) general economic conditions. As a result, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

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

The Company has historically generated a majority of its consulting revenue from pre- and post-implementation services. Recently, the Company has provided services which include, but are not limited to, Year 2000 conversion engagements, best practice solution engagements and other hardware and software solutions. The Company intends to continue its pursuit of consulting engagements for which the Company believes it is qualified. There can be no assurances that these engagements will result in profit margins equal to or greater than those engagements that are specific to a customer's product implementation. Furthermore, there can be no assurances that consulting revenue generated from non-implementation related projects will continue in the future.

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

COMPETITION. The business and financial applications software market for large and complex organizations is intensely competitive. The Company's principal competitors with Tamaris solutions are Dun & Bradstreet Software Services, Inc. (mainframe applications now owned by Geac Computer Corporation Limited), SAP AG, Oracle and PeopleSoft, Inc. With Aptos solutions, the Company faces competition from The BAAN Company N.V., Oracle Corporation, Lawson Software, Inc., Platinum Software, Inc., Systems Union Group Ltd and Agresso AS. With the Horizon suite of products, the Company faces competition from Hyperion Software, Longview and Oracle Corporation. With the IMMPOWER suite of products, the Company faces competition from Datastream Systems, Inc., Indus International, Inc., Marcam Solutions, Inc., Mincom Pty Ltd., Product Software & Development, Inc. and SAP AG.

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

RAPID TECHNOLOGICAL CHANGE. The software industry is characterized by rapid technological change. The pace of change has accelerated due to advances in mainframe and client/server technology and the growth in internet, intranet and extranet utilization. The Company expects to evaluate potential opportunities and may invest in those which are compatible with the Company's strategic direction. However, there can be no assurance that any such investments will be profitable. Furthermore, the Company's products are designed primarily for use with certain mainframe and client/server systems. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete. Accordingly, the Company's future success depends in part upon its ability to continue to enhance its current products and to develop and introduce new products that respond to evolving customer requirements and keep pace with technological development and emerging industry standards, such as new operating systems, hardware platforms, interfaces and third party applications software. There can be no assurances that the Company will be successful in developing and marketing product enhancements or new products that respond to technological change, changes in customer requirements or emerging industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of such products and enhancements or that any new products or enhancements that it may introduce will achieve market acceptance.

PRODUCT DEVELOPMENT. The Company's continued success is dependent on its continued ability to introduce, develop and market new and enhanced versions of its software products, although there can be no assurance that such ability can be maintained. The Company expects product development expenses to grow in future periods. However, there can be no assurance that revenues will be sufficient to support the future product development which is required for the Company to be competitive. Although the Company may be able to release new products in addition to enhancements to existing products, there can be no assurance that the Company's new or upgraded products will be accepted, will not be delayed or canceled, or will not contain errors or "bugs" that could affect the performance of the product or cause damage to users' data.

PROPRIETARY RIGHTS. The Company regards its products as proprietary. Through its license agreements with customers and its internal security systems, confidentiality procedures and employee agreements, the Company has taken steps to maintain the trade secrecy of its products. However, there can be no assurances that misappropriation will not occur. In addition, the laws of some countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. There can be no assurance that the confidentiality of any proprietary information will provide any meaningful competitive advantage. The Company has no patents relating to its products. The Company believes that, because of the rapid pace of technological change in the computer software industry, that trade secrets are less significant than factors such as the knowledge, ability and experience of the Company's employees, frequent product enhancements and the timeliness and quality of support services. There can be no assurance that the Company's current efforts to retain its products as proprietary will be adequate.

Although the Company believes that its products do not infringe upon the proprietary rights of third parties, there can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future products or that any such assertions may not require the Company to enter into royalty arrangements or result in costly litigation.

YEAR 2000 COMPLIANCE. The Company believes that its commercial application software products generally offered for license by the Company to end-user customers are Year 2000 compliant. Furthermore, the Company has completed an assessment of its Year 2000 issues. The Company has determined that its Year 2000 issues would not have a material effect on the Company's business, results of operations or financial condition. However, failure of the Company's commercial application software products or internal business technology to operate properly in the Year 2000 may have an adverse impact on business operations or require the Company to incur unanticipated expenses to remedy any problems.

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

ACQUISITION RELATED RISKS. The Company has acquired and may continue to acquire complimentary businesses, products or technology. The process of integrating an acquired company's business into the Company's operations may result in unforeseen operating difficulties and expenditures and may require significant management attention that would otherwise be available for the ongoing development of the Company's business. There can be no assurance that any anticipated benefits of an acquisition will be realized. Future acquisitions by the Company could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization related to goodwill and other intangible assets, which could materially affect the Company's operating results and financial condition. Acquisitions involve numerous risks, including difficulties in the assimilation of operations, technologies and products of the acquired company, risks associated with entering markets in which the Company has no or limited direct prior experience and the potential loss of key employees of the acquired company.

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

PART II.  OTHER INFORMATION
---------------------------

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     (a) The Annual Meeting of Stockholders of Walker Interactive Systems, Inc. was held on May 21, 1998.

     (b) Richard C. Alberding was elected to the Board of Directors to hold office until the 2001 Annual Meeting of Stockholders. The Directors whose term of office as Director continued after the meeting where:
         Tania Amochaev, William A. Hasler, John M. Lillie, Leonard Y. Liu, and David C. Wetmore.

     (c) The matters voted upon at the meeting and the voting of the stockholders with respect thereto are as follows:

         (i) The election of Richard C. Alberding as a Director to hold office until the 2001 Annual Meeting of Stockholders:

               For:  11,238,276       Withheld:  553,628

         (ii) To approve the Company's 1992 Employee Stock Purchase Plan, as amended, to increase the aggregate number of shares of Common Stock authorized for issuance under such plan from 650,000 shares to 950,000, an increase of 300,000 shares:

               For:  7,864,729        Against:  44,480
               Abstain:  50,461       Broker Non-Vote:  3,832,234

         (iii) To approve the Company's 1994 Equity Incentive Plan, as amended to increase the aggregate number of shares of Common Stock authorized for issuance under such plan from 1,200,000 shares to 2,400,000, an increase of 1,200,000 shares.

               For:  6,157,123        Against:  1,779,916
               Abstain:  47,904       Broker Non-Votes: 3,806,961

         (iii) Ratification of the selection of Deloitte & Touche LLP as independent public accountants of the Company for its fiscal year ending December 31, 1998.

               For:  11,779,084       Against:   1,690
               Abstain:  11,130       Broker Non-Votes: 0

Item 5.  OTHER INFORMATION

         Pursuant to the Company's Bylaws, stockholders who wish to bring matters or propose nominees for director at the Company's 1999 annual meeting of stockholders must provide specified information to the Company not later than the close of business on the sixtieth (60th) day nor earlier than the close of business on the ninetieth (90th) day prior to the first anniversary of the 1998 annual meeting (or May 21, 1999), unless such matters are included in the Company's proxy statement pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

                10.14 1995 Executive Employment Agreement between the Registrant and Leonard Y. Liu, as amended to date.

                10.16 1998 Executive Employment Agreement between the Registrant and Thomas W. Hubbs.

                27.1    Financial Data Schedule (electronic filing only)

         (b) Reports on Form 8-K

             The Company filed no reports on Form 8-K during the quarter ended June 30, 1998.

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


                       WALKER INTERACTIVE SYSTEMS, INC.
                       --------------------------------

                                 (REGISTRANT)





Date:  August 7, 1998               By:  /s/ BARBARA M. HUBBARD
       --------------                    ----------------------
                                         Barbara M. Hubbard
                                         Vice President and
                                         Corporate Controller
                                         (Chief Accounting Officer)

                        WALKER INTERACTIVE SYSTEMS, INC.
                                   FORM 10-Q
                               INDEX TO EXHIBITS

      Exhibit Number                                Description                           Page Reference
--------------------------------------------------------------------------------------------------------------------
        10.14                1995 Executive Employment Agreement between the                    19
                             Registrant and Leonard Y. Liu, as amended to date.

        10.16                1998 Executive Employment Agreement between the                    22
                             Registrant and Thomas W. Hubbs.

        27.1                 Financial Data Schedule (electronic filing only)                   25