Form 10-Q
period 1998-09-30
WALKER INTERACTIVE SYSTEMS INC
filed 1998-11-13
CIK 883983

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                   FORM 10-Q


             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

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


There were 14,045,445 Shares of $.001 Par Value Common Stock outstanding as of November 6, 1998.

                       WALKER INTERACTIVE SYSTEMS, INC.
                                   FORM 10-Q
                                     INDEX


                        PART I.  FINANCIAL INFORMATION                      Page
                                                                            ----
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of September 30, 1998 and
           December 31, 1997...............................................   3

         Consolidated Statements of Operations for the three and nine
           months ended September 30, 1998 and 1997........................   4

         Consolidated Statements of Cash Flows for the nine months ended
           September 30, 1998 and 1997.....................................   5

         Notes to Consolidated Financial Statements........................   6

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS.............................................   7

                                   PART II.
                               OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K..................................  15

SIGNATURES.................................................................  16

ITEM 1.  FINANCIAL STATEMENTS

                       WALKER INTERACTIVE SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share amounts)

                                                                         SEPTEMBER 30               DECEMBER 31
                                                                             1998                       1997
                                                                       ----------------             -------------
                                                                          (unaudited)
                            ASSETS
Current assets:
      Cash and equivalents                                                     $ 11,436                  $  7,646
      Short-term investments                                                      5,151                    13,693
      Accounts receivable, net                                                   28,625                    23,107
      Prepaid expenses                                                            2,296                     2,001
                                                                               --------                  --------
                    Total current assets                                         47,508                    46,447

Long-term investments                                                             2,910                     6,351
Property, net                                                                     4,711                     4,599
Capitalized software, net                                                        17,893                    15,777
Deferred tax assets, net                                                         12,115                    13,632
Other assets                                                                      4,133                     4,528
                                                                               --------                  --------
TOTAL ASSETS                                                                   $ 89,270                  $ 91,334
                                                                               ========                  ========
               LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable & accrued liabilities                                   $ 15,627                  $ 19,201
      Current portion of long-term debt                                              38                        91
      Deferred revenue                                                           13,340                    15,557
                                                                               --------                  --------
                    Total current liabilities                                    29,005                    34,849

Deferred revenue                                                                  2,042                     1,190
Accrued rent                                                                        936                       887
Other long-term obligations                                                       2,643                     2,719
                                                                               --------                  --------
                    Total liabilities                                            34,626                    39,645
                                                                               --------                  --------
Commitments and Contingencies                                                         -                         -

Stockholders' equity:
      Common stock, $.001 par value: 50,000,000
         shares authorized; issued 14,163,525 shares -
         September 30, 1998; 13,973,457 shares -
         December 31, 1997                                                           14                        14
      Additional paid-in capital                                                 75,019                    73,622
      Currency translation adjustments                                              358                       238
      Unrealized gain on investments                                                 32                         2
      Accumulated deficit                                                       (19,483)                  (22,187)
      Treasury stock, at cost                                                    (1,296)                        -
                                                                               --------                  --------
                    Total stockholders' equity                                   54,644                    51,689
                                                                               --------                  --------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                       $ 89,270                  $ 91,334
                                                                               ========                  ========

See notes to consolidated financial statements

                       WALKER INTERACTIVE SYSTEMS, INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                   (In thousands, except per share amounts)

                                                               THREE MONTHS                        NINE MONTHS
                                                           ENDED SEPTEMBER 30,                  ENDED SEPTEMBER 30,
                                                        1998                 1997                  1998         1997
                                                      ---------           ----------            ----------   ----------
REVENUES:
     License                                          $ 3,116               $ 2,129               $15,083     $  9,320
     Maintenance                                        7,857                 6,919                23,184       20,635
     Consulting                                        13,739                 7,219                35,547       19,646
                                                      -------               -------               -------      -------
                     Total revenues                    24,712                16,267                73,814       49,601


OPERATING EXPENSES:

     Costs of revenues:
       Costs of licenses, maintenance and consulting   10,711                 7,347                30,969       20,523
       Amortization of capitalized software             1,474                 1,192                 3,544        3,533
     Sales and marketing                                5,760                 3,790                17,097       11,577
     Product development                                3,033                 2,411                 9,425        7,395
     General and administrative                         3,496                 1,838                 9,392        6,286
                                                      -------               -------               -------      -------
              Total operating expenses                 24,474                16,578                70,427       49,314

Operating income (loss)                                   238                  (311)                3,387          287
      Interest income, net                                250                   451                   834        1,445
                                                      -------               -------               -------      -------
Income before income taxes                                488                   140                 4,221        1,732
      Income tax expense                                  173                    48                 1,517          605
                                                      -------               -------               -------      -------
NET INCOME                                            $   315               $    92               $ 2,704      $ 1,127
                                                      =======               =======               =======      =======
BASIC NET INCOME PER SHARE                            $  0.02               $  0.01               $  0.19      $  0.09
                                                      =======               =======               =======      =======

Shares used in computing
     basic net income per share                        14,042                13,328                13,998       13,238
                                                      =======               =======               =======      =======

DILUTED NET INCOME PER SHARE                          $  0.02               $  0.01               $  0.18      $  0.08
                                                      =======               =======               =======      =======

Shares used in computing
     diluted net income per share                      14,973                14,622                14,881       14,329
                                                      =======               =======               =======      =======

See notes to consolidated financial statements

                       WALKER INTERACTIVE SYSTEMS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (in thousands)

                                                                              NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                            1998                 1997
                                                                       --------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

       Net income                                                         $ 2,704               $  1,127
       Adjustments to reconcile net income to net cash
              provided (used) by operating activities:
          Depreciation and amortization                                     5,351                  5,496
          Tax benefit of nonqualified stock options                           218                    259

       Changes in operating assets and liabilities:
          Accounts receivable, net                                         (5,518)                (3,909)
          Prepaid expenses                                                   (295)                  (794)
          Accounts payable & accrued liabilities                           (2,175)                (1,385)
          Deferred tax assets                                               1,517                    615
          Deferred revenue                                                 (1,365)                (1,970)
          Other                                                               558                    170
                                                                         --------               --------
       Net cash provided (used) by operations                                 995                   (391)
                                                                         --------               --------

CASH FLOWS FROM FINANCING ACTIVITIES:

       Proceeds from employee stock purchase plan
        issuances and stock options exercised                               1,997                  1,630
       Treasury stock acquired                                             (2,114)                (1,104)
       Capital lease and loan payments                                        (59)                    13
       Repayment of borrowings                                             (1,422)                     -
                                                                         --------               --------
Net cash provided (used) by financing activities                           (1,598)                   539
                                                                         --------               --------

CASH FLOWS FROM INVESTING ACTIVITIES:

       Purchases of short- and long-term investments                       (3,706)               (26,491)
       Maturities of short-term investments                                10,200                 11,500
       Sales of short-term investments                                      5,510                 20,373
       Purchases of property                                               (1,962)                (1,614)
       Additions to capitalized software                                   (5,659)                (5,796)
       Other                                                                   10                    160
                                                                         --------               --------
Net cash provided (used) by investing activities                            4,393                 (1,868)
                                                                         --------               --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        3,790                 (1,720)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                             7,646                 13,475
                                                                         --------               --------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                 $11,436               $ 11,755
                                                                         ========               ========

See notes to consolidated financial statements

                       WALKER INTERACTIVE SYSTEMS, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. SIGNIFICANT ACCOUNTING POLICIES
   -------------------------------

     BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for those periods. Results for the interim periods are not necessarily indicative of the results for the entire year. These consolidated financial statements and any notes thereto, should be read in conjunction with the audited consolidated financial statements included in the Walker Interactive Systems, Inc. Annual Report on Form 10-K for the year ended December 31, 1997.

     RECLASSIFICATIONS

     Certain previously reported amounts have been reclassified to conform with the current presentation format.

2. ACQUISITION OF REVERE, INC
   --------------------------

     On December 2, 1997, the Company acquired all the outstanding share capital of Revere, Inc. ("Revere") in exchange for $7.7 million of the Company's common stock (634,022 shares) and $0.6 million for various transaction related costs and fees. An additional earnout of up to $2.0 million is payable based upon the achievement of certain 1998 performance targets. Associated with the transaction's closing total purchase price of $8.3 million, the Company allocated $4.1 million to goodwill, $4.6 million was allocated to in-process research and development and the remaining amounts allocated primarily to working capital. The amount of the purchase price allocated to in-process research and development was charged to the Company's operations, because technological feasibility had not been established and no alternative future uses existed at the acquisition date. The acquisition was accounted for as a purchase transaction. The goodwill will be ratably charged to operations over six years. The results of operations of Revere are included in the consolidated statements of operations for the three and nine months ended September 30, 1998.

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

     The following is a summary of the calculation of the number of shares used in calculating basic and diluted EPS (in thousands):

                                          THREE MONTHS            NINE MONTHS
                                       ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                         1998       1997         1998       1997
                                       --------   --------     --------   --------
Shares used to compute basic EPS         14,042     13,328       13,998     13,238
Add:
Effect of dilutive securities               931      1,294          883      1,091
                                       --------   --------     --------   --------
Shares used to compute diluted EPS       14,973     14,622       14,881     14,329
                                       ========   ========     ========   ========

                       WALKER INTERACTIVE SYSTEMS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The report on this Form 10-Q contains forward-looking statements, including statements related to industry trends and demand for mainframe products, cash commitments, working capital requirements and possible expansion in international markets. Discussions containing such forward-looking statements may be found in the material set forth in this section, generally and specifically herein under the captions "Liquidity and Capital Resources", "Year 2000 Readiness" and "Additional Risk Factors." Actual events or results may differ materially from those discussed herein. The Company disclaims any obligation to update these forward-looking statements as a result of subsequent events. The risk factors on pages 3 through 3, among others, should be considered in evaluating the Company's prospects and future financial performance.

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

The Company derives its revenues primarily from software licenses, software maintenance and professional consulting services. The Company's Tamaris, Horizon and IMMPOWER product lines are licensed to large and mid-size businesses and governmental organizations worldwide. The Company's Aptos products are marketed primarily in the United Kingdom and are licensed to mid-sized organizations. The Company's products and services are marketed primarily through its sales forces located in the United States, United Kingdom and Asia Pacific. The Company licenses software products directly to customers and occasionally to distributors for resale.

ACQUISITION OF REVERE, INC.
---------------------------

On December 2, 1997, the Company acquired all the outstanding share capital of Revere, Inc. ("Revere") in exchange for $7.7 million of the Company's common stock (634,022 shares) and $0.6 million for various transaction related costs and fees. An additional earnout of up to $2.0 million is payable based upon the achievement of certain 1998 performance targets. Associated with the transaction's closing total purchase price of $8.3 million, the Company allocated $4.1 million to goodwill, $4.6 million was allocated to in-process research and development and the remaining amounts allocated primarily to working capital. The amount of the purchase price allocated to in-process research and development was charged to the Company's operations, because technological feasibility had not been established and no alternative future uses existed at the acquisition date. The acquisition was accounted for as a purchase transaction. The goodwill will be ratably charged to operations over six years. The results of operations of Revere are included in the consolidated statement of operations for the three and nine month periods ended September 30, 1998. Therefore, period to period comparisons may not meaningfully depict trends or changes in operating results.

RESULTS OF OPERATIONS
---------------------

The following results of operations for three and nine months ended September 30, 1998 include the operations of Revere, unless otherwise specified.

REVENUES. The Company recorded total revenues of $24.7 million and $73.8 million during the three and nine months ended September 30, 1998, respectively. The increase in total revenues of $8.4 million and $24.2 million over the three and nine months ended September 30, 1997, respectively, is primarily due to increases in worldwide license and consulting revenues.

License revenues increased $1.0 million or 46 percent and $5.8 million or 62 percent to $3.1 million and $15.1 million for the three and nine months ended September 30, 1998, respectively. The increase in license revenues is partly attributable to license revenues generated from Revere operations during the first nine months of 1998. The remaining increase in license revenues is primarily attributable to increases in license revenues generated by the Company's Horizon and Aptos product lines. The Company believes that the increase in Horizon and Aptos license revenues during the first nine months of 1998 is attributable to increased sales and marketing efforts and enhanced product offerings.

Maintenance revenues increased 14 percent to $7.9 million for the three months ended September 30, 1998 and increased 12 percent to $23.2 million for the nine months ended September 30, 1998. The increase is primarily attributable to maintenance revenues from Revere operations. The remaining increase in maintenance revenues is primarily attributable to growth in license sales during 1998.

Consulting revenues increased $6.5 million or 90 percent and $15.9 million or 81 percent to $13.7 million and $35.5 million, respectively, for the three and nine months ended September 30, 1998, respectively. Consulting revenues are generated from new and existing customers for services related to training, implementation, customization, migration, enhancement, Year 2000 readiness engagements, best practice consulting engagements and other special projects. The Company generates a majority of its consulting revenues from implementation related projects. The increase in consulting revenues during the third quarter and first nine months of 1998 is partly attributable to consulting revenues generated from Revere operations. The remaining increase in 1998 consulting revenues is primarily due to revenues generated from Year 2000 readiness engagements, best practice consulting engagements, and implementation related projects associated with the Company's Tamaris, Aptos and Horizon product lines.

COSTS OF LICENSES, MAINTENANCE AND CONSULTING. Costs of licenses, maintenance and consulting represented 43 percent and 45 percent of total revenues for the three months ended September 30, 1998 and 1997, respectively. Excluding the operations of Revere, the costs of licenses, maintenance and consulting represented 42 percent and 45 percent of total revenues for the three months ended September 30, 1998 and 1997, respectively. The decrease is primarily attributable to an increase in revenue, in absolute dollars and as a percent of total consulting business, which was derived from Year 2000 readiness and best practice consulting engagements, which have higher profit margins.

For the nine months ended September 30, 1998 and 1997, the costs of licenses, maintenance and consulting represented 42 percent and 41 percent of total revenues, respectively. The increase in 1998 is primarily attributable to lower profit margins in North America associated with a fixed fee consulting engagement partially offset by relatively higher profit margins recognized on Year 2000 readiness and best practice consulting engagements. The remaining increases are attributable to higher fees associated with the use of third party technology associated with the increase in license revenue and an increase in consulting headcount due to the increased volume of consulting engagements.

AMORTIZATION OF CAPITALIZED SOFTWARE. Amortization of capitalized software represented 6 percent and 5 percent of total revenues for the three and nine months ended September 30, 1998, respectively, as compared to 7 percent of total revenues for the same periods in 1997. The decrease in 1998 is attributable to the completion of amortization for several products at the beginning of the fourth quarter of 1997 partially offset by amortization from recent product releases.

SALES AND MARKETING. In absolute dollars, sales and marketing expenses increased 52 percent to $5.8 million for the three months ended September 30, 1998 and increased 48 percent to $17.1 million for the nine months ended September 30, 1998. The increase in absolute dollars is primarily attributable to Revere operations, higher commissions and travel expenses associated with the increase in license revenues and increased costs associated with marketing promotions. As a percentage of total revenues, sales and marketing expenses were 23 percent for the three and nine months ended September 30, 1998 and 1997.

PRODUCT DEVELOPMENT. Product development related expenses, excluding amortization of capitalized software, are detailed as follows (in thousands):

                                            THREE MONTHS            NINE MONTHS
                                        ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                          1998       1997         1998       1997
                                        --------   --------     --------   --------
Product development costs including
 additions to capitalized software
 (gross)                                $  4,984   $  4,344     $ 15,095   $ 13,191
Less:
   Additions to capitalized software      (1,951)    (1,933)      (5,670)    (5,796)
                                        --------   --------     --------   --------
Product development expenses            $  3,033   $  2,411     $  9,425   $  7,395
                                        ========   ========     ========   ========

The increase in 1998 gross product development expenses is primarily due to expenses generated by Revere operations. Further contributing to the increase in gross expenses are the Company's continued efforts to broaden its existing product offerings by further developing acquired technologies, incorporating third party technologies in new products and enhancing existing products. As a percentage of gross product development expenses, additions to capitalized software were 39 percent and 44 percent for the three months ended September 30, 1998 and 1997, respectively. For the nine months ended September 30, 1998 and 1997, additions to capitalized software represented 38 percent and 44 percent of gross development expenses, respectively. Historical additions to capitalized software, in absolute dollars and as a percentage of gross product development costs, are not a reliable indicator of additions to capitalized software in absolute dollars and as a percentage of gross product development costs that will be recognized in the future.

GENERAL AND ADMINISTRATIVE. General and administrative expenses were $3.5 million and $1.8 million for the three months ended September 30, 1998 and 1997, respectively. For the nine months ended September 30, 1998 and 1997, general and administrative expenses were $9.4 million and $6.3 million, respectively. The increases are primarily due to expenses from Revere operations. Further contributing to the increase in 1998 general and administrative expenses were increased facility costs associated with rental increases and additional headcount.

INCOME TAX EXPENSE. Income tax expense is recorded each quarter based on the Company's estimated effective income tax rate for the year. The Company estimates that the 1998 effective income tax rate will be 36 percent.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash flows from financing activities used cash of $1.6 million in the first nine months of 1998 and provided cash of $0.5 million in the same period in 1997. The increase in cash used during 1998 is primarily a result of $1.4 million used to repay an outstanding line of credit assumed during the acquisition of Revere in December 1997. The Company further used $2.1 million during the first nine months of 1998 for the repurchase of its common stock, offset by $2.0 million provided by employee stock purchase plan issuances and exercises of stock options.

The Company has a line of credit in the amount of $3.0 million, secured by marketable securities. The line of credit expires on August 31, 1999. The Company has never borrowed against this line of credit.

In October 1998, the Company's board of directors authorized a stock repurchase program not to exceed $7.5 million over a 12-month period. As of September 30, 1998, the Company's principal sources of liquidity included cash, cash equivalents and short- and long-term investments aggregating $19.5 million. The following sentence is a forward looking statement. The Company believes that its principal sources of liquidity, together with funds expected to be generated from operations, will satisfy the Company's currently anticipated working capital and capital expenditure requirements for at least the next twelve months.

YEAR 2000 READINESS
-------------------

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company's computer equipment and software and devices with imbedded technology that are time-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operation, including, among other things, a temporary inability to process transactions, send invoices or engage in normal business activities.

The Company has completed an assessment to determine the effect that the Year 2000 issue will have on it. The Company believes that its current commercial application software products generally offered for license by the Company to end-user customers are Year 2000 ready. However, certain versions of these products currently installed at customers' sites will require upgrading or other modifications to become Year 2000 ready. The Company has identified those affected customers who are on the Company's warranty maintenance program, has contacted those customers and is assisting those customers to assess their readiness. The Company is making available to those customers a Year 2000 ready release of its software and will assist such customers to become Year 2000 ready. The following sentence is a forward-looking statement. The Company believes that the costs associated with making certain versions of the Company's products Year 2000 ready will not be material to the Company's business, results of operations or financial condition.

The Company has completed an assessment of its computer equipment and software, including information technology systems, such as accounting, data processing and telephone/PBX systems, and non-information technology systems, such as fax machines and alarm systems, to determine if they are Year 2000 ready. The following three sentences are forward-looking statements. The Company believes that certain of its non-critical computer equipment and software will require replacement or modification, at a total cost which is not material to the Company's results of operations or financial condition. The Company believes that even if such replacements or modifications were not completed, the Year 2000 issue would not have a material adverse effect on the Company's business, results of operations or financial condition. In addition, even if the Company's vendors or suppliers fail to become Year 2000 ready in a timely manner, the Company believes that such failure would not have a material adverse effect on the Company's business, results of operations or financial condition.

The costs and impact of the Year 2000 issue are based upon management's best estimates, which were derived using numerous assumptions regarding future events, including the continued availability of certain resources, the functioning of its products in accordance with specifications and other factors. There can be no assurance that these estimates will prove to be accurate and actual results could differ from those currently anticipated. Specific factors that could cause such material differences include, but are not limited to, the availability and cost of personnel trained in Year 2000 issues and the functioning of the Company's products in accordance with specifications. In addition, variability of definitions of "Year 2000 ready" and the number of products that the Company has sold, may lead to claims whose impact on the Company is not currently estimable. No assurance can be given that the aggregate cost of defending and resolving such claims, if any, would not materially adversely affect the Company's business, results of operations or financial condition.

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

The Company has historically generated a majority of its consulting revenue from pre- and post-implementation services. Recently, the Company has provided services which include, but are not limited to, Year 2000 readiness engagements, best practice solution engagements and other hardware and software solutions. The Company intends to continue its pursuit of consulting engagements for which the Company believes it is qualified. There can be no assurances that these engagements will result in profit margins equal to or greater than those engagements that are specific to a customer's product implementation. Furthermore, there can be no assurances that consulting revenue generated from non-implementation related projects will continue in the future.

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

INTERNATIONAL. The Company plans to increase its presence in international markets including, but not limited to, marketing the Tamaris and Aptos product lines in additional countries. Risks associated with such pursuits include, but are not limited to, the following: changing market demands, economic and political conditions in foreign markets, foreign exchange fluctuations, longer collections cycles, difficulty in managing a geographically dispersed organization, and changes in international tax laws. The downturn in the Asia Pacific and Russia business climate will have an adverse effect on some market opportunities. Operating results are likely to be adversely affected if the Company's expansion into international markets is not successful.

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

PRODUCT DEVELOPMENT. The Company's continued success is dependent on its continued ability to introduce, develop and market new and enhanced versions of its software products, although there can be no assurance that such ability can be maintained. The Company plans to continue its investment in product development in future periods. However, there can be no assurance that revenues will be sufficient to support the future product development which is required for the Company to be competitive. Although the Company may be able to release new products in addition to enhancements to existing products, there can be no assurance that the Company's new or upgraded products will be accepted, will not be delayed or canceled, or will not contain errors or "bugs" that could affect the performance of the product or cause damage to users' data.

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

EXPANSION OF FACILITIES. Recently, commercial building vacancy rates have significantly dropped in San Francisco, California, where the Company has its headquarters. The Company's San Francisco office lease expires in 2007. However, the Company may experience difficulty obtaining additional space if the Company's space requirements in San Francisco significantly exceed the quantity of space the Company currently has under lease. In addition, the increased demand for office space has caused commercial rental rates to increase substantially. Failure to either obtain additional space, or obtain it on reasonably attractive commercial terms, may inhibit the Company's ability to grow or otherwise adversely affect the Company's operations and financial results.

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

PART II.  OTHER INFORMATION
---------------------------

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

                 3.2      Bylaws of Registrant, as amended to date.
                10.3      1989 Employee Stock Option Plan, as amended to date.
                10.10 1994 Equity Incentive Plan, as amended to date. 10.13(a) Amendment No. 1 (amended and restated) to 1995
                          Executive Employment Agreement between the Registrant and Leonard Y. Liu
                10.14 1995 Non-Statutory Stock Option Plan for Non-Officer Employees, as amended to date.
                10.17 Executive Severance Benefits Agreement entered into by the Registrant and each of Paul Lord and Steve Tsui.
                27.1      Financial Data Schedule (electronic filing only)

         (b)  Reports on Form 8-K

              The Company filed no reports on Form 8-K during the quarter ended September 30, 1998.

                       WALKER INTERACTIVE SYSTEMS, INC.
                                   FORM 10-Q
                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       WALKER INTERACTIVE SYSTEMS, INC.
                       --------------------------------
                                 (Registrant)




Date:  November 13, 1998            By:  /s/ Barbara M. Hubbard
       ----------------                  --------------------------
                                         Barbara M. Hubbard
                                         Vice President, Finance
                                         (Chief Accounting Officer)

                       WALKER INTERACTIVE SYSTEMS, INC.
                                   FORM 10-Q
                               INDEX TO EXHIBITS


   Exhibit Number              Description
--------------------------------------------------------------------------------
    3.2        Bylaws of Registrant, as amended to date.
   10.3        1989 Employee Stock Option Plan, as amended to date.
   10.10       1994 Equity Incentive Plan, as amended to date.
   10.13(a) Amendment No. 1 (amended and restated) to 1995 Executive Employment Agreement between the Registrant and Leonard Y. Liu
   10.14 1995 Non-Statutory Stock Option Plan for Non-Officer Employees, as amended to date.
   10.17 Executive Severance Benefits Agreement entered into by the Registrant and each of Paul Lord and Steve Tsui.
   27.1        Financial Data Schedule (electronic filing only)