Form 10-K405
period 1998-12-31
WALKER INTERACTIVE SYSTEMS INC
filed 1999-03-30
CIK 883983

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

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

         303 SECOND STREET, 3 NORTH,  SAN FRANCISCO, CALIFORNIA 94107
          (Address of principal executive offices including zip code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $60,568,000 based on the closing sale price as reported by The Nasdaq National Market on March 16, 1999.

Number of shares of Common Stock outstanding as of March 16, 1999:  14,045,000

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Report on Form 10-K incorporates information by reference from the Registrant's definitive Proxy Statement to be used in conjunction with its 1999 Annual Meeting of Stockholders.

                       WALKER INTERACTIVE SYSTEMS, INC.
                                   FORM 10-K
                                     INDEX

                                                              PART I
ITEM 1.       BUSINESS.......................................................................................     2

ITEM 2.       PROPERTIES.....................................................................................     9

ITEM 3.       LEGAL PROCEEDINGS..............................................................................    10

ITEM 4.       SUBMISSION OF MATTERS TO AVOTE SECURITY HOLDERS................................................    10

                                                              PART II

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.......................    10

ITEM 6.       SELECTED CONSOLIDATED FINANCIAL DATA...........................................................    11

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........    12

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ....................................    21

ITEM 8.       CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................................    21

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...........    39

                                                             PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............................................    39

ITEM 11.      EXECUTIVE COMPENSATION.........................................................................    39

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.................................    39

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................    39

                                                              PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K................................    39

SIGNATURES...................................................................................................    43

PART I

ITEM 1.   BUSINESS


The report on this Form 10-K contains forward-looking statements, including statements related to industry trends and demand for mainframe products, expected resolution of legal proceedings, cash commitments, working capital requirements, Year 2000 related costs and possible additional expansion in international markets. Discussions containing such forward-looking statements may be found in the material set forth under "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", generally and specifically therein under the captions "Liquidity and Capital Resources," "Year 2000 Readiness" and "Additional Risk Factors" as well as elsewhere in this Annual Report on Form 10-K. Actual events or results may differ materially from those discussed herein. The Company disclaims any obligation to update these forward-looking statements as a result of subsequent events. The risk factors on pages 17 through 21, among others, should be considered in evaluating the Company's prospects and future financial performance.

OVERVIEW
--------

Walker Interactive Systems, Inc. (hereinafter "Walker" or the "Company") was incorporated in California in 1973 and reincorporated in Delaware in March 1992. Walker designs, develops, markets and supports, on a worldwide basis, a family of client-server/network computing-enabled enterprise financial, operational and analytic application software products that enable large and medium-sized organizations, higher education institutions, and federal, state and government agencies to accelerate time-to-benefit, lower cost of ownership and reduce information systems risks stemming from changes in information technology and/or business processes or structure.

Walker designs its software products specifically for the client/server and network computing models and believes that its architecture is among the most scalable and adaptable available for enterprise-level financial applications software. The Company's strategy is to offer enterprise financial, operational and analytical application software solutions to a variety of industries with best-of-breed software products utilized in a wide variety of cross-industry solutions. The Walker applications support and enhance enterprise-wide financial, operational and analytic processes, including planning, budgeting, forecasting, consolidation, financial, performance, work, materials and procurement management. The Company's software products utilize the Microsoft Windows operating systems on the desktop, NT, UNIX and OS/390 operating systems on the server and industry-leading On Line Analytical Processing ("OLAP"), Relational Database Management Systems ("RDBMS") including Hyperion Solutions Essbase, IBM's DB2, Oracle Express and Microsoft SQL/Server.

The Tamaris product line represents the Company's core suite of business and financial solutions utilizing the power of the enterprise server, while the Aptos suite of financial applications runs on UNIX and Windows NT servers. The Company also develops and markets Horizon best-of-breed analytic applications which provide financial reporting, budgeting and financial consolidation solutions for large and mid-sized organizations. The Horizon analytic applications products integrate with Tamaris and Aptos solutions and also work
standalone with leading Enterprise Resource Planning ("ERP") applications.   In
addition, Walker's IMMPOWER product line provides best-of-breed Enterprise Asset Management solutions for capital intensive industries.

The Company's software products include productivity tools that allow the Company's applications to be customized to fit the customer's particular requirements. The Company complements its software products by providing specialized professional consulting services to assist customers with customization and implementation of financial, analytical and operational solutions to fuel business advantage.

The Company derives its revenues primarily from software licenses, software maintenance and professional consulting services. The Company's products and services are marketed primarily to Fortune 1000 companies and similarly-sized business and governmental organizations direct sales forces located in the Company's three geographic regions of North America, Europe and Asia Pacific.

INDUSTRY BACKGROUND
-------------------

Large, geographically diverse organizations generate enormous amounts of financial, operational, sales, marketing and other data. The transaction-oriented information systems used by these organizations are strategic resources that are critical to their efficiency, productivity and competitiveness, providing the availability of continuous and simultaneous information to employees, customers and suppliers.

Historically, these transaction-oriented solutions have been host-centric, operating on mainframe computers providing high levels of performance, scalability and reliability. During the early 1990s, systems with more distributed architectures were developed to allow users easier access to information and distributed processing capabilities. These systems were inherently more complex and often required more time-consuming and costly implementation, training and support.

In the day-to-day operations of large organizations, transactional data needs to be promptly and easily retrieved from a variety of financial and operational systems, summarized and organized into meaningful business information that has a consistent business context. The process of integrating the data is complex because large organizations employ multiple accounting systems, operational systems and transactional databases, spread their business across many different geographies and have different information requirements by function and across the organization.

The current business climate of deregulation and merger/acquisition activities in many industries has added additional complications as well as the need for scalable and adaptable business processes. Moreover, growing competition has increased the demand for more timely business information specific to each function within the organization.

MARKET OPPORTUNITIES
--------------------

The following market dynamics are important factors shaping Walker's strategy moving forward:

INTERNET-LEVERAGED BUSINESS. The transformation of key business processes through the use of Internet technologies is occurring at an increasingly rapid pace. This melding of Internet technologies with key business processes creates opportunities for powerful interactive, transaction-intensive solutions that let companies do business in ever more efficient and effective ways. Innovative companies of all sizes are using the Web and network computing to communicate with their partners, to connect with their back-end data-systems, and to transact commerce. The term e-business has been used to describe this transformation. An e-business scenario means streamlining current business processes to improve operating efficiencies which in turn will strengthen the value to the customer. A subset, e-commerce, concentrates on the procurement process as a portion of a larger e-business strategy.

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

ENTERPRISE ASSET MANAGEMENT. Enterprise asset management is the process by which companies in capital-intensive industries such as paper and pulp manufacturing, transportation, upstream oil and gas and utilities, gain a competitive advantage. A company's assets may include buildings, equipment, components, inventory, documents, people, skills and knowledge. These components allow the organization's business processes to function. Enterprise Asset Management software solutions help organizations reduce their costs, raise their production capacities and maintain regulatory compliance by using software technology to more effectively and efficiently manage their assets.

SHARED SERVICES. Large organizations can reduce the costs and complexity of information systems by centralizing many administrative functions. These centralized functions are now being combined with distributed operational procedures. Walker's high-volume, financial solutions support both models enabling companies to distribute information when and where it is needed within the extended organization, significantly enhancing the availability of timely information.

HIGH VOLUME TRANSACTIONS. Large, geographically diverse organizations generate large volumes of transactions and data. As organizations extend their business beyond traditional boundaries with e-commerce, their transaction-oriented systems will require increasing scalability to handle the increased volume from additional users and ever-growing transaction volumes. The Company believes that its solutions, operating in the native IBM S/390 environment, provide cost-effective high transaction volume capabilities.

WALKER STRATEGY
---------------

The Company's objective is to be a leading provider of financial, operational and analytical solutions to large- and mid-sized organizations worldwide. The Company's strategy to achieve its objective includes the following:

ENABLE THE TRANSFORMATION OF KEY BUSINESS PROCESSES THROUGH THE USE OF INTERNET TECHNOLOGIES. The Company believes that the e-business enablement of key business processes has created opportunities for competitive advantage for its customers through Internet/Intranet and network computing enabled solutions. These solutions allow organizations to transform core business processes utilizing existing information technology investments while taking advantage of powerful interactive, transaction-intensive solutions that let companies do
business in ever more efficient and effective ways.   Because of these Internet
technologies, Walker customers now have the ability to extend the reach of their business applications directly to employees, customers and suppliers worldwide.

DELIVER SOLUTIONS WHICH PROVIDE MANAGEMENT INSIGHT INTO KEY COMPLEX BUSINESS PROCESSES IN SELECTED VERTICAL MARKETS. The Company has increased its experience and expertise in vertical markets whereby the Company has begun to customize its application suites for key industries including utilities, retail,
transportation, gas and oil, process manufacturing, paper and finance.   These
large, complex businesses are best understood in a multidimensional context, by key performance indicators and across business units, time periods, geographies
and product lines.   Walker is able to capture and warehouse key business
processes and business information while retaining the business context of the information through its Smart Financials for the Enterprise. These solutions analyze the transactional data within the applications to deliver information that allow managers to be more informed about their organization's performance. Empowered by management insight, managers at all levels of the organization have the opportunity to run their area of business better, enhancing competitiveness and bottom-line profitability. The Company's solutions use On-Line Analytical Processing ("OLAP") database technology which was developed specifically for multidimensional business analysis. Current relational database technology is increasingly able to handle these tasks. Walker is in the process of developing applications to support both relational and OLAP databases for its solutions.

PROVIDE ANALYTIC APPLICATIONS WHICH COMPLEMENT MULTIPLE TRANSACTION APPLICATIONS. The Company's focus is on analytic applications for budgeting, consolidation and management reporting which it believes offer the greatest short-term market potential. These applications provide analytical analysis and reporting capabilities not available in traditional transaction systems. Most organizations recognize the need to integrate enterprise-wide financial and operational data to monitor performance company-wide. To respond to this need, the Walker Horizon series of analytic applications integrate data from both Walker and non-Walker applications, including leading Enterprise Resource Planning ("ERP") and best-of-breed applications vendors.

PROVIDE SMART ENTERPRISE ASSET MANAGEMENT. Enterprise Asset Management is a key business driver in industries with high capital investment in revenue producing assets. Walker has developed a Smart Enterprise Asset Management ("SEAM") solution for these industries which include pulp and paper manufacturing, transportation, upstream oil and gas, and utilities. SEAM utilizes the Company's IMMPOWER Asset Management offering, enterprise financials and Horizon Analytics to provide management insight.

EXTEND NEW AND EXISTING LONG-TERM RELATIONSHIPS WITH STRATEGIC PARTNERS. The Company has expanded its existing strategic relationships with leading hardware and software suppliers such as IBM, Oracle Corporation, Hyperion Solutions Corporation (formerly Arbor Software Corporation), Information

Builders, Inc., and ShowCase Corporation, as well as with third-party providers including global accounting and consulting firms. The Company believes that the development of its relationships with these partners as well as the expanded scope of the relationships to include e-business and e-commerce solutions has contributed to its recent revenue growth.

DELIVER LOWER COST/HIGHER PERFORMANCE SOLUTIONS. The Company believes that most other vendors of enterprise software solutions are focusing their technology efforts on supporting a distributed client/server model. Walker intends to continue to build and enhance financial applications for the mainframe as an enterprise network computing server. This puts Walker in a position to support a high-volume network computing environment which the Company believes, with the growth of Internet bandwidth and functionality, will expand beyond the corporation itself, supporting both shared and distributed service models more cost effectively than other distributed architectures.

RETAIN AND EXTEND LONG-TERM CUSTOMER RELATIONSHIPS. The Company generates revenues from existing customers through the sales of software licenses and services from both new and existing products and through warranty maintenance. In addition, providing consulting and support services to existing customers represents a significant portion of the Company's total revenues. Follow-on sales to this existing customer base create efficiencies for deployment of sales and marketing resources.

WALKER PRODUCTS AND SERVICES
----------------------------

The Company's best-of-breed financial, operational and analytic applications are designed to improve most organizations' core business processes and to provide the functionality to create competitive advantages in an ever-changing global marketplace. Walker achieves this by offering solutions that combine robust financial and operational applications, best-of-breed analytic technology, significant industry knowledge and best practices expertise.

The Walker family of products and services include:

 .  Walker Horizon series of analytic applications for better managing company performance
 .  Tamaris for Fortune 1000 class organizations
 .  Aptos for mid-size companies or divisions of Fortune 1000 companies
 .  IMMPOWER for capital intensive companies

WALKER HORIZON SERIES OF ANALYTIC APPLICATIONS

The Horizon suite of analytic applications includes the Planning & Forecasting, Financial Consolidation and Reporting solutions organizations need to better manage company performance. By significantly reducing the budgeting and consolidation process, Horizon allows companies to focus on the analysis, versus the preparation of financial data.

The Walker Horizon suite employs a flexible architecture that leverages a single OLAP engine for all of its applications. This provides companies with a solution that ensures data integrity and is easy to deploy and maintain. As a result, organizations can gain the ability to make fast, informed business decisions and continually monitor performance improvement at all levels of the organization. Additionally, the information delivered by Horizon's architecture allows companies the opportunity to be more forward thinking and to preview the effect of potential business decisions.

Horizon is available for multiple operating systems and OLAP databases, which allow companies to track performance metrics that are specific to their industry. Any combination of these applications complements Walker Smart Financials as well as non-Walker financial and operational solutions.

The Horizon suite includes:

 . Planning and Forecasting: Automates the planning, forecasting, and budgeting processes - reducing planning cycles, facilitating continuous planning and enabling the prediction of company performance;

 . Consolidated Reporting: Manages the collection, adjustment and reporting of consolidated results for enterprise-wide statutory, management and tax reporting; and
 . OLAP Reporting & Analysis: A powerful reporting and analysis solution for enabling financial reports and analysis on top of any OLAP technology.

SMART FINANCIALS FOR THE ENTERPRISE

The Tamaris and Aptos suites of financial applications are the foundation for Walker's Smart Financials.

The Tamaris solution focuses on two main areas: assisting businesses in turning massive amounts of transaction data into powerful business information, and assisting in moving businesses into the sphere of electronic business as a smart financial hub for e-business and/or e-commerce enabled solutions. These highly scalable applications are designed to adapt quickly and easily to changing business conditions such as deregulation, technology innovations and structural reorganizations including mergers and acquisitions. The Company also broadens the scope of Tamaris with analytic solutions that work with transactional data to provide in-depth insight into the enterprise. This combination of financial and analytic applications allows Walker customers the opportunity to better manage company performance.

The Tamaris application suite is organized into three key operational areas:

 .  Revenue Management - Billing and Accounts Receivable;
 .  Financial Management - General Ledger, Fixed Assets, Project Cost Management;
   and
 .  Procurement - Purchase Order Management, Accounts Payable, Inventory
   Management.

Tamaris is architected to support organizations with high transaction volumes, 24 hour/7day continuous computing requirements and ever-increasing numbers of concurrent users. Its network-centric architecture works within existing IT infrastructures, while responding to the evolving needs of the extended enterprise by enabling self-service, Web-enabled solutions.

For the mid-market, Walker offers Aptos, a powerful combination of financial applications and flexible analytic solutions. Aptos is comprised of a comprehensive suite of NT- and UNIX-based financial applications, designed for medium-sized companies or divisions of Fortune 1000 -class organizations.

The Aptos suite includes General Ledger, Purchasing, Accounts Payable, Accounts Receivable and Asset Management. Aptos also delivers value-added analytic solutions that help better manage company performance--both from the Horizon Series as well as from the following applications:

 .  Management Information Desktop - An analytic solution that monitors Key
   Performance Indicators ("KPI") and company performance;
 . Excel Add-in System - A powerful end-user query and reporting tool; and . Cash Flow Expert - An advanced analytical application that allows organizations to accurately track their cash flow and forecast future cash requirements.

IMMPOWER - SMART ENTERPRISE ASSET MANAGEMENT

The IMMPOWER Smart Enterprise Asset Management system has been architected to help capital intensive companies increase net capacity and reliability, to comply with regulatory requirements and to minimize cost.

Walker's IMMPOWER Solution offers a high level of functionality for plant operations with a flexible, modular design to fit into corporate IT strategies. The components of the IMMPOWER Solution include Asset Management, Work Management, Materials Management, Purchasing Management and Financial Management. All of these components at the transaction layer feed Walker's Horizon Analytic Applications so that meaningful information can be delivered to the individuals who can take action to improve the business.

IMMPOWER is designed to meet the needs of large capital intensive industries: petro-chemical processing, utilities, paper, mining, metals and transportation. IMMPOWER helps decrease costs, optimize resources, increase manpower productivity and increase equipment reliability and uptime.

PRODUCT DEVELOPMENT
-------------------

The Company continually enhances its existing products and develops new products in order to meet its customers' ever-changing requirements and to expand its product base. The Company's success will depend in part on its ability to develop product enhancements and new products that keep pace with technological changes and changes in customers' business practices. Product development costs (gross) were 20 percent of total revenues in 1998.

Due to the layered architecture of the Company's Tamaris products and the Company's efforts to continually enhance its products to respond to evolving technologies, the Company believes that its products have long life cycles. As operating systems, databases and presentation software technologies evolve, the Company is able to modify its Tamaris products through means of an upgrade and by changing only the corresponding layer of software without having to change the other components of the system. Therefore, the Company's customers do not have to completely replace the Company's products in response to technological change. The Company has dedicated significant development resources toward modifications and extensions of the Horizon, Aptos, and IMMPOWER product lines. The Company works closely with its customers and prospective customers to determine their requirements and to define the functionality of the Company's new products and enhancements to its existing products.

SERVICES
--------

PROFESSIONAL SERVICES/INFORMATION TECHNOLOGY ("IT") CONSULTING SERVICES. Organizations are increasingly leveraging information technology to accomplish their business objectives. Large, multinational organizations rely heavily on their software investments to remain competitive. The Company's professional services organization adds significant incremental value, offering implementation, customization, migration, training and related services to its customers. Walker has suites of reusable tools and utilities that enable customers to complete customizations faster and at less cost.

Walker provides a full range of services to support these needs which include:

 .  Performance Tuning - To increase computer throughput, reduce batch processing time and otherwise improve performance;
 .  Migration - Assistance in making cost-effective migrations to a new release or from one platform to another;
 . Conversion and Integration - To integrate third-party applications into the Walker framework or convert these products to Walker applications through Walker's re-usable components and methodologies;
 .  Year 2000 Services - End-to-end solutions for Year 2000 compliance issues;
   and
 . IT consulting and outsourcing - To shorten time-to-benefit and reducing costs for large-scale computing environments and applications and Euro currency conversion and implementation.

CUSTOMER SUPPORT AND MAINTENANCE. The Company's customer support and maintenance program includes 24-hour hotline telephone support for problem determination and resolution, account management, ongoing functional and technical enhancements for installed products and membership in the Company's user groups, which meet annually and hold periodic conferences throughout the year.

INDUSTRY SEGMENTS
-----------------

For the purposes of conforming with Generally Accepted Accounting Principles, all the Company's products and services are considered part of single industry segment. Information regarding domestic and international revenues and assets are contained in Note 11 to the Consolidated Financial Statements. During the past several years, the Company has derived an increasing percentage of its total revenues from foreign operations and export sales. In 1998, such revenues were 31 percent of total revenue.

SALES AND MARKETING
-------------------

Walker sells its products primarily through its direct sales force in the Company's three geographic regions of North America, Europe and Asia Pacific. In support of its sales force, the Company conducts marketing programs which include direct mail, public relations, advertising, seminars, trade shows and ongoing customer communication programs. The sales cycle begins with the generation of a sales lead, or often the receipt of a request for proposal ("RFP") from a prospect, which is followed by qualification of the lead, an analysis of the customer's needs, response to an RFP, one or more presentations to the customer, customer internal sign-off activities and contract negotiation and finalization. While the sales cycle varies by product and from customer to customer, the sales cycle has historically required three to twelve months.

Walker markets its products primarily to large or complex organizations with intensive data processing and information management requirements. In each of the last three fiscal years, a substantial portion of the Company's license revenue was from additional licensing by existing customers of either new products or products for additional sites. The Company has increased its commitments to the marketing of products for the NT and UNIX client/server and network computing environments.

The Company regards its professional services and product development organizations as integral parts of its marketing strategy because of the length and technical nature of the sales process. Professional services and product development employees participate directly in the sales cycle and educate prospective customers on the advantages of using the Company's solutions.

COMPETITION
-----------

The business and financial applications software market for large complex organizations is intensely competitive. The Company's principal competitors with Tamaris solutions are SAP AG, Oracle Corporation and PeopleSoft, Inc. With Aptos solutions, the Company principally competes with Oracle Corporation, Lawson Software, Inc., Platinum Software, Inc., Systems Union Group Ltd and Agresso AS. With the Horizon suite of products, the Company principally competes with Hyperion Solutions Corporation, Oracle Corporation and Comshare, Inc. With the IMMPOWER suite of products, the Company principally competes with Datastream/SQL, Indus International, Marcam, Mincom, PSDI and SAP AG.

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

The Company encounters competition from a broader range of firms in the market for professional services. Principal competitors include consulting firms Andersen Consulting and IBM Global Services, the consulting divisions of the major accounting firms which possess greater resources than the Company and niche consulting firms which specialize in the Company's products and compete primarily on the basis of price of services provided.

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

Although the Company believes that its products do not infringe upon the proprietary rights of third parties, there can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future products or that any such assertions will not require the Company to enter into royalty arrangements or result in costly litigation.

For a description of certain proprietary risks factors, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Additional Risk Factors."

EMPLOYEES
---------

As of December 31, 1998, the Company employed 539 employees, of which 306 were based in the United States and 233 were based internationally. Of the total, 94 of such employees were engaged in sales and marketing, 52 were in customer support, 178 were in professional services, 138 were in product development and 77 were in data processing, administration and finance positions.

ITEM 2.                   PROPERTIES

The Company's corporate headquarters are located in San Francisco, California, in a leased facility consisting of approximately 101,000 square feet of office space. The Company occupies 74,000 square feet governed by a lease that expires in September 2007. The lease and sublease on the remaining 27,000 square feet, which is considered excess capacity, expired in February 1999. Additionally, the Company leases office space aggregating approximately 106,000 square feet in the metropolitan areas of Atlanta, Georgia; Birmingham, Alabama; Boston, Massachusetts; Chicago, Illinois; Houston, Texas; London, England; Sydney, Australia; Singapore, Republic of Singapore; Salt Lake City, Utah; and Toronto, Ontario. The Company believes that it has adequate facilities to accommodate the Company's operations in the near term and that additional space will be available at commercially reasonable terms as needed.

Approximately 66,000 square feet of office space in California, Illinois and England is considered excess capacity. Of the excess, approximately 60,000 square feet are sublet. The difference of approximately $0.7 million between the Company's total lease commitments for its excess capacity and the total expected sublease income is included in accrued liabilities at December 31, 1998.

ITEM 3.   LEGAL PROCEEDINGS

The Company is not party to any legal proceedings other than ordinary routine litigation incidental to the Company's business. The following sentence is a forward-looking statement. The Company believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated financial statements.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 1998.


PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS

Walker Interactive Systems, Inc. common stock is traded on The Nasdaq National Stock Market under the symbol "WALK." As of March 16, 1999, there were approximately 2,300 stockholders of record of the Company's common stock. The Company has not paid any cash dividends and does not anticipate paying any cash dividends in the foreseeable future. Furthermore, the Company has a line of credit with a financial institution which restricts the Company's ability to pay dividends while borrowings are outstanding under the line of credit.

The high and low closing prices per share, for the periods set forth below, are as reported by The Nasdaq National Stock Market System.

PRICE RANGE PER COMMON                       MARCH               JUNE             SEPTEMBER           DECEMBER
   SHARE                                    31, 1998           30, 1998            30, 1998           31, 1998
--------------------------------          ------------       ------------       -------------       ------------
Price range per common share:
    High                                   $20  1/16           $20                 $15  5/16           $8  1/2
    Low                                     13                  13  1/8              6                  3  1/2

PRICE RANGE PER COMMON                       MARCH               JUNE             SEPTEMBER           DECEMBER
   SHARE                                    31, 1997           30, 1997            30, 1997           31, 1997
--------------------------------          ------------       ------------       -------------       ------------
Price range per common share:
    High                                   $14   1/2           $15   1/8           $18   1/8           $17 1/2
    Low                                     12  3/16            10 11/16            12   7/8            12 1/8

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

                       WALKER INTERACTIVE SYSTEMS, INC.
                   (in thousands, except per share amounts)

                                                            YEAR ENDED DECEMBER 31,
                                               1998      1997 (1)    1996 (2)     1995      1994 (3)
                                            ---------- ----------- ----------- ----------- -----------
Income Statement Data:
   Total revenues                            $101,413   $ 71,409    $ 62,834    $ 58,566    $ 69,180
   Income (loss) before income taxes            7,266     (2,179)         86     (10,198)    (15,033)
   Net income (loss)                            4,525     (3,477)       (116)     (9,357)    (12,928)
   Basic net income (loss) per share (4)         0.32      (0.26)      (0.01)      (0.72)      (1.01)
   Shares utilized to compute basic net
     income (loss) per share                   14,012     13,291      13,223      12,998      12,750
   Diluted net income (loss) per share (4)       0.31      (0.26)      (0.01)      (0.72)      (1.01)
   Shares utilized to compute diluted net
     income (loss) per share                   14,688     13,291      13,223      12,998      12,750
Balance Sheet Data:
   Cash, cash equivalents and investments    $ 22,597   $ 27,690    $ 38,170    $ 42,318    $ 44,036
   Total assets                                95,097     91,334      82,319      82,498      89,834
   Stockholders' equity                        57,051     51,689      46,772      48,734      57,521

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The report on this Form 10-K contains forward-looking statements, including statements related to industry trends and demand for mainframe products, expected resolution of legal proceedings, cash commitments, working capital requirements, Year 2000 related costs and possible additional expansion in international markets. Discussions containing such forward-looking statements may be found in the material set forth under "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", generally and specifically therein under the captions "Liquidity and Capital Resources," "Year 2000 Readiness" and "Additional Risk Factors" as well as elsewhere in this Annual Report on Form 10-K. Actual events or results may differ materially from those discussed herein. The Company disclaims any obligation to update these forward-looking statements as a result of subsequent events. The risk factors on pages 17 through 21, among others, should be considered in evaluating the Company's prospects and future financial performance.

Walker designs its software products specifically for the client/server and network computing models and believes that its architecture is among the most scalable and adaptable available for enterprise-level financial applications software. The Company's strategy is to offer enterprise financial, operational and analytical application software solutions to a variety of industries with best-of-breed software products utilized in a wide variety of cross-industry solutions. The Walker applications support and enhance enterprise-wide financial, operational and analytic processes, including planning, budgeting, forecasting, consolidation, financial, performance, work, materials and procurement management. The Company's software products utilize the Microsoft Windows operating systems on the desktop, NT, UNIX and OS/390 operating systems on the server and industry-leading On Line Analytical Processing ("OLAP"), Relational Database Management Systems ("RDBMS") including Hyperion Solutions Essbase, IBM's DB2, Oracle Express and Microsoft SQL/Server.

ACQUISITIONS
------------

On December 2, 1997, the Company acquired all the outstanding share capital of Revere, Inc. ("Revere") in exchange for $7.7 million of the Company's common stock (634,022 shares) and $0.6 million for various transaction-related costs and fees. Associated with the transaction's closing total purchase price of $8.3 million, the Company allocated $4.1 million to goodwill, $4.6 million was allocated to in-process research and development and the remaining amounts allocated primarily to working capital. The amount of the purchase price allocated to in-process research and development was charged to the Company's operations, because technological feasibility had not been established and no alternative future uses existed at the acquisition date. The acquisition was accounted for as a purchase transaction. The goodwill will be ratably charged to operations over six years. The results of operations of Revere, from the date of acquisition, are included in the 1998 and 1997 consolidated statement of operations. The Company markets the acquired software products as its IMMPOWER product line.

On May 17, 1996, the Company acquired the business and net assets of Hunt Systems Group, Inc. ("Hunt") for a total acquisition price of $3.8 million comprised of a $2.1 million cash payment, $1.6 million payable based on achievement of certain performance targets during the four year period following closing and $0.1 million in transaction costs. Additional amounts will be paid if further performance targets are reached during the same four year period. The acquisition was accounted for as a purchase transaction. Of the purchase price, $0.2 million was allocated to identifiable net tangible assets, $0.8 million was allocated to capitalized software and $2.8 million was allocated to in-process research and development. The amount of the purchase price allocated to in-process research and development was charged to the Company's operations in 1996, because technological feasibility had not been established and no alternative future uses existed at the acquisition date. The results of operations of Hunt, from the date of acquisition, are included in the 1998, 1997 and 1996 consolidated statement of operations. The Company markets the acquired software products as it Horizon product line.

OTHER SIGNIFICANT CHARGES
-------------------------

In 1997, the Company terminated an exclusive distributorship agreement in South Africa which resulted in an expense of $1.3 million.

RESULTS OF OPERATIONS FOR 1998, 1997 AND 1996
---------------------------------------------

REVENUES. The Company recorded total revenues of $101.4 million, $71.4 million and $62.8 million during the years ended December 31, 1998, 1997 and 1996, respectively. Total revenues increased 42 percent in 1998, primarily as a result of increased license and consulting revenues. Revenues increased 14 percent in 1997, primarily as a result of increased license revenues. Total revenues, excluding Revere operations, were $92.2 million, $70.3 million and $62.8 million during the years ended December 31, 1998, 1997 and 1996, respectively. Excluding revenue generated by Revere, which was acquired on December 2, 1997, revenues increased 31 percent in 1998 and 12 percent in 1997. Consulting revenues increased 61 percent in 1998 and remained relatively flat in 1997, excluding related Revere revenues. The Company believes that the increase in 1998 consulting revenues is attributable to engagements associated with the increase in license revenues and an increase in non-implementation related projects (e.g., Year 2000, migration and best practice solutions engagements).

The Company's license revenues increased $5.8 million and $7.8 million in 1998 and 1997, respectively. Excluding license revenues from Revere, license revenues increased $3.8 million and $7.1 million in 1998 and 1997, respectively. The 35 percent increase in license revenue, excluding Revere operations, in 1998 is attributable to increases in Horizon and Aptos license revenues. The Company believes that the increase in 1998 Horizon and Aptos license revenues is due to increased sales and marketing efforts and increased product offerings. The Company believes that the increase in license revenue, excluding Revere operations, in 1997 is attributable to increased sales and marketing efforts, increased product offerings and greater demand for the mainframe as a scalable, adaptable and cost effective enterprise client/server solution.

License revenues from the Company's Tamaris core financial applications represented 39 percent, 62 percent and 72 percent license revenues for 1998, 1997 and 1996, respectively. The decline in 1998 Tamaris license revenues as a percent of total license revenues is attributable to increased license revenues generated by the Company's IMMPOWER, Aptos and Horizon product lines. The increase in IMMPOWER license revenue is attributable to a full year of Revere operations for 1998 as compared to one month of revenue during 1997 (subsequent to the acquisition). License revenues from Aptos, in absolute dollars and a percent of total license revenues, increased in 1998, which the Company believes is attributable to marketing and promotions of the Aptos product line components. Further contributing to the reduction of Tamaris license revenues as a percent of total license revenues is an increase in Horizon product line revenue which the Company believes is attributable to product feature and functionality enhancements and promotional activities in 1998. The decline in 1997 Tamaris license revenues as a percent of total license revenues is primarily attributable to increased license revenues generated by the Company's Horizon product line which the Company believes is a result of product feature and functionality enhancements and promotional activities in 1997.

Maintenance revenues were $ 31.2 million, $27.7 million and $27.2 million 1998, 1997 and 1996, respectively. The increase in 1998 is attributable to increases in license revenues and Revere operations. Excluding Revere operations, maintenance revenues increased 6 percent over 1997 and was offset by the loss of revenue associated with non-renewed customer maintenance agreements. Maintenance revenues from operations acquired from Revere during 1997 were not material to the Company's results of operations.

Consulting revenues were $47.9 million, $27.2 million and $27.0 million 1998, 1997 and 1996, respectively. Consulting revenues are generated from new and existing customers for services related to training, implementation, customization, migration, enhancement, Year 2000 readiness engagements, best practice consulting engagements and other special projects. The Company generates a majority of its consulting revenues from implementation related projects.

In 1998, consulting revenues increased 76 percent attributable to North American and European operations partially offset by a decrease in consulting revenues in the Asia Pacific region. The increase in North America and Europe is primarily due to new non-implementation related projects offset by a slight reduction in revenues generated from implementation related engagements. Consulting revenues from migration, Year 2000 readiness and best practice consulting engagements all increased in 1998 over the prior year. Further contributing to the increase in 1998 were revenues generated from 12 months of Revere operations compared to one month of operations in 1997. In 1997, North American and Asia Pacific consulting revenue from implementation related projects decreased from 1996 due to the completion of several large on-going implementation and post-implementation projects in 1996 and the first quarter of 1997 which were not subsequently replaced with projects of the same magnitude. North American consulting revenues for 1998 and 1997 were also adversely affected by a fixed-fee consulting engagement. Increases in 1997 European revenue offset decreases in 1997 North American and Asia Pacific consulting revenue. Consulting revenues from operations acquired from Revere during 1997 were not material to the Company's results of operations.

GEOGRAPHICAL REVENUE. Total revenues generated in North America were 71 percent, 69 percent and 71 percent of the Company's total revenues for the fiscal years ended December 31, 1998, 1997 and 1996, respectively. During 1998 and 1997, the Company experienced a revenue growth rate of 46 percent and nine percent for North America, respectively. The increase in 1998 is primarily attributable to a 90 percent increase in consulting revenue while the increase in 1997 is primarily attributable to increased license fee revenues. European revenues increased 39 percent and 34 percent during 1998 and 1997, respectively. Europe recognized increases across all revenue sources during 1998 and 1997 which was primarily attributable to increases in license fee and consulting revenues. Total revenues for the Asia Pacific region have decreased in 1998 and 1997, which is primarily attributable to a decrease in license revenues in 1998 and a decrease in regional consulting revenues in 1997. The Company believes that the decrease in revenues in Asia Pacific is partially due to the weak economy in the region.

COSTS OF LICENSES, MAINTENANCE AND CONSULTING. Costs of licenses, maintenance and consulting represented 41 percent, 40 percent and 40 percent of the respective revenues in 1998, 1997 and 1996, respectively.

The costs of licenses in absolute dollars increased in 1998 and 1997. As a percentage of license revenues, cost of licenses remained flat in 1998 when compared to 1997 and increased in 1997 when compared to the prior year. The fluctuation in 1997 is due to increased license revenues and a greater proportion of those license revenues generated from the Company's products which utilize technology licensed from third parties.

The costs of maintenance, as a percentage of related revenue, was relatively unchanged from 1997 to 1998 and from 1996 to 1997.

The costs of consulting, as a percentage of related revenue, has decreased in 1998 and increased in 1997 when compared to the respective prior year. The decrease in 1998 is primarily attributable to a change in consulting revenue mix which included a greater proportion of higher margin consulting engagements during the year. Partially offsetting the higher margins in 1998 was a North American fixed fee consulting engagement. The increase in 1997 is primarily attributable to lower than expected consulting revenues, lower profit margins in North America associated with a fixed fee consulting engagement and an increase in the use of outside contractors. Further contributing to the 1997 increase was growth and turnover in the consulting organization.

SALES AND MARKETING. In absolute dollars, sales and marketing expenses increased 36 percent and 31 percent in 1998 and 1997, respectively. As a percentage of total revenues, sales and marketing expenses were 23 percent, 24 percent and 21 percent in 1998, 1997 and 1996, respectively. Excluding Revere operations, sales and marketing expenses increased 16 percent and 29 percent for 1998 and 1997, respectively. Excluding Revere operations, sales and marketing expenses, as a percentage of total revenues, were 21 percent, 24 percent and 21 percent in 1998, 1997 and 1996, respectively. The increase in 1998 sales and marketing expenses was attributable to the build up of the Company's sales force, Revere operations, higher commissions and travel expenses associated with the increase in license revenues and increased costs associated with marketing promotions for existing customers. In 1997, the sales and marketing expense increases were attributable to higher commissions and travel expenses associated with the increase in license revenues, increased costs associated with marketing promotions for existing customers and marketing costs associated with a major campaign in fourth quarter of 1997 to promote the Company, its multiple product lines and its consulting services. The following sentence is a forward looking statement. The Company anticipates that sales and marketing expenses to further promote the Company and its offerings will continue to increase in the future.

PRODUCT DEVELOPMENT. Product development related expenses, excluding amortization of capitalized software, are detailed as follows (in thousands):

                                                                  YEAR ENDED DECEMBER 31,
                                                              1998              1997             1996
                                                            ---------        ---------         ---------
Product development costs including additions to
   capitalized software  (gross)                             $20,261          $18,259           $16,571
Less:
   Additions to capitalized software                           7,391            7,497             5,201
                                                            ---------        ---------         ---------
Product development expense                                  $12,870          $10,762           $11,370
                                                            =========        =========         =========

The increase in 1998 gross product development expense is primarily attributable to Revere operations which were immaterial in 1997. Excluding Revere operations, 1998 gross product development expense remained relatively flat when compared to the prior year. The increase in 1997 gross product development expense is primarily due to the Company's efforts to broaden its existing product offerings by further developing acquired technologies, incorporating third party technologies in new products and enhancing existing products. As a percentage of gross product development expense, additions to capitalized software were 36 percent, 41 percent and 31 percent in 1998, 1997 and 1996, respectively. Excluding Revere operations, additions to capitalized software as a percentage of gross product development expense were 34 percent, 41 percent and 31 percent in 1998, 1997 and 1996, respectively. The decrease in 1998 is primarily attributable to product development resources which were allocated to non-capitalizable projects. The increases in 1997 is attributable to increased efforts by internal and external resources to develop enhanced releases of existing products. Historical additions to capitalized software, in absolute dollars and as a percentage of gross product development costs, are not a reliable indicator of additions to capitalized software in absolute dollars and as a percentage of gross product development costs that will be recognized in the future.

AMORTIZATION OF CAPITALIZED SOFTWARE. Amortization of capitalized software increased 11 percent from 1997 to 1998 and 22 percent from 1996 to 1997. The increase in 1998 is primarily due to the inclusion of Revere operations. Excluding Revere operations, amortization increased two percent in 1998. Further contributing to the 1998 increase was additional amortization associated with the Company's on-going practice of evaluating the lives of capitalized software products. The increase in 1997 is attributable to additional amortization resulting from a major product release during the year.

GENERAL AND ADMINISTRATIVE. General and administrative expenses were $12.4 million, $8.5 million and $9.0 million in 1998, 1997 and 1996, respectively. The increase in 1998 is partially attributable to Revere operations which were immaterial in 1997. Excluding Revere operations, general and administrative expenses were $10.5 million, $8.3 million and $9.0 million in 1998, 1997 and 1996, respectively. The remaining increase in 1998 is attributable to increases in professional fees and increased facilities costs. The decrease of $0.5 million in 1997 general and administrative expenses was primarily due to 1996 charges for bad debt and increased labor charges associated with the enhancement of infrastructure and business processes which did not occur in 1997.

INCOME TAX EXPENSE (BENEFIT). In 1998, the Company provided income taxes equal to 38 percent on pretax income of $7.3 million. In 1997, the Company provided income taxes of $1.3 million on pretax loss of $2.2 million. Without the write off of in-process research and development, for which no tax benefit is allowed, pretax income in 1997 was $2.4 million. The Company's effective income tax rate was 243 percent in 1996. The income tax of 243 percent in 1996 was due to the Company's 1996 pretax loss and a valuation allowance of $0.6 million for deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's operating activities provided cash of $5.9 million in 1998, used cash of $1.4 million in 1997 and provided cash of $7.9 million in 1996. In 1998, the Company's net income was the primary reason for the increase in cash provided for the year. Increases in accounts receivable balances reduced cash flows from operations in 1997.

Financing activities used $1.1 million in cash during 1998, provided $0.3 million in cash during 1997 and used $2.6 million in 1996. In 1998, 1997 and 1996, proceeds from the issuance of stock under the Company's employee stock purchase plan and proceeds from stock options exercised provided $2.8 million, $2.3 million and $2.9 million in cash, respectively. The Company used cash in the amount of $2.4 million, $2.0 million and $5.2 million for the purpose of repurchasing Company stock. All stock repurchases were made pursuant to resolutions of the Company's Board of Directors authorizing the repurchase of the Company's outstanding shares of common stock, which was not to exceed a total cost of $17.5 million. As of December 31, 1998, the Company had acquired 837,000 shares of its common stock at a cost of $10.0 million. As of December 31, 1998, the Company had reissued 803,000 of the repurchased shares in connection with the Company's employee stock purchase plan, one of its employee stock option plans and the acquisition of Revere.

The Company has a line of credit in the amount of $3.0 million, secured by marketable securities. The line of credit expires on August 1, 1999. The Company has never borrowed against this line of credit.

In connection with the December 1997 acquisition of Revere, the Company assumed a line of credit with an outstanding balance of $1.5 million. The outstanding balance on the assumed line of credit was subsequently paid in full in January 1998.

As of December 31, 1998, the Company's principal sources of liquidity included cash, cash equivalents and short- and long-term investments aggregating $22.6 million. The following sentence is a forward looking statement. The Company believes that its principal sources of liquidity, together with funds expected to be generated from operations, will satisfy the Company's currently anticipated working capital and capital expenditure requirements for at least the next twelve months.

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

The Company has completed an assessment to determine the effect that the Year 2000 issue will have on it. The Company believes that its currently supported application software products generally offered for license by the Company to end-user customers are Year 2000 ready. However, certain versions of these products currently installed at customers' sites will require upgrading or other modification to become Year 2000 ready. The Company has identified those affected customers who are on the Company's warranty maintenance program, has contacted those customers and is assisting those customers to assess their readiness. The Company is making availbale to those customers a Year 2000 ready release of its software and will assist such customers to become Year 2000 ready. The following sentence is a forward-looking statement. The Company believes that the costs associated with making certain versions of the Company's products Year 2000 ready will not be material to the Company's business, results of operations or financial condition.

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

The Company's quarterly operating results are particularly dependent on the number of license agreement bookings executed in each quarter. The amount of quarterly bookings has varied substantially from quarter to quarter due to a variety of reasons including:

     (i) a high proportion of license agreements are negotiated during the latter part of each quarter which may not be completed before the quarter end;
     (ii) the sales cycles for some of the Company's products are relatively long due to the company's focus on "enterprise solutions" as opposed to individual products, which adds complexity to the customer's selection, negotiation and approval process;
     (iii) the amount related to each booking may vary significantly due to the need for different solutions for different customers;
     (iv) procurement procedures may vary from customer to customer, which may affect the timing of the bookings;
     (v) a customers may forego or delay software purchases due to increased attention and spending on Year 2000 related projects;
     (vi) the period for a customer to complete product evaluations and to complete any subsequent purchase approval may be delayed due to resource limitations; and

     (vii) economic, political and industrial conditions can adversely affect business opportunities without notice.

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

While the Company typically sells its software under a standard license agreement, license agreements associated with large enterprise solutions often require the negotiation of terms and conditions that differ substantially from the Company's standard license agreement terms. The negotiation of these agreements may extend the sales cycle. The Company may not always obtain terms and conditions that permit the recognition of revenue upon shipment of the licensed product or under the percentage of completion method of contract accounting rules. Accordingly, revenue may not be recognized after shipment of a product because specified milestones have not been met or because applicable services have not been completed.

The Company has and expects to enter into fixed-price consulting agreements, particularly in response to increased competition in the industry. The Company has recognized lower profit margins on certain fixed-price service agreements when compared to variable agreements. No assurance can be given that the Company will be able to conclude fixed-price agreements on terms that will allow the Company to retain its historical operating margins.

The Company has historically generated a majority of its consulting revenue from pre- and post-implementation services. Recently, the Company has provided services which include, but are not limited to, Year 2000 readiness engagements, best practice solution engagements and other hardware and software solutions. The Company intends to continue its pursuit of consulting engagements for which the Company believes it is qualified. There can be no assurances that these engagements will result in profit margins equal to or greater than those engagements that are specific to a customer's product implementation. Also, there can be no assurances that consulting revenue generated from non-implementation related projects will continue in the future.

Employee- and facility-related expenditures comprise a significant portion of the Company's operating costs and expenses, and are therefore relatively fixed over the short term. In addition, the Company's expense levels are based, in significant part, on the Company's forecasted revenue. If revenue levels fall below expectations, net income is likely to be adversely affected. There can be no assurance that the Company will be able to maintain or to continue its current level of profitability on a quarterly or annual basis in the future. Any of the foregoing factors could cause the Company's future operating results to fall below the expectations of public securities market analysts, which could have an adverse effect on the trading price of the Company's common stock. See "Volatility of Stock Price."

RELIANCE ON THIRD PARTY TECHNOLOGY.

The Company generates revenue from internally developed software products, some of which utilize technology licensed from third parties. The Company expects to continue utilizing third party technology and may enter into agreements with additional business partners. If sales of software utilizing third party technology increase disproportionately, gross margins may be below historical levels due to third party royalty obligations. There can be no assurances that the third parties will renew existing agreements with the Company or will not require financial conditions which are unfavorable to the Company. In addition, there can be no assurances that existing third party agreements will not be terminated.

INDUSTRY.

Certain software companies, including the Company, have experienced significant economic downturns as a result of technological shifts and competitive pressures. These downturns are characterized by decreased product demand, price erosion, work slowdowns and layoffs. The Company's operations may, in the future, experience substantial fluctuations from period to period because of such industry patterns and general economic and political conditions which could affect the timing of orders from customers. There can be no assurance that such factors will not have a materially adverse effect on the Company's business, operating results or financial condition.

INTERNATIONAL.

The Company plans to increase its presence in international markets by marketing the Tamaris, Aptos, IMMPOWER and Horizon product lines in additional countries. Risks associated with such pursuits include, but are not limited to, the following: changing market demands, economic and political conditions in foreign markets, foreign exchange fluctuations, longer collections cycles, difficulty in managing a geographically dispersed organization and changes in international tax laws. The downturn in the Asia Pacific business climate had an adverse effect on some market opportunities. Operating results are likely to be adversely affected if the Company's expansion into international markets is not successful.

COMPETITION.

The business and financial applications software market for large complex organizations is intensely competitive. The Company's principal competitors with Tamaris solutions are SAP AG, Oracle Corporation and PeopleSoft, Inc. With Aptos solutions, the Company principally competes with Oracle Corporation, Lawson Software, Inc., Platinum Software, Inc., Systems Union Group Ltd and Agresso AS. With the Horizon suite of products, the Company principally competes with Hyperion Solutions Corporation, Oracle Corporation and Comshare, Inc. With the IMMPOWER suite of products, the Company principally competes with Datastream/SQL, Indus International, Marcam, Mincom, PSDI and SAP AG.

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

The Company encounters competition from a broader range of firms in the market for professional services. Principal competitors include consulting firms Andersen Consulting and IBM Global Services, the consulting divisions of the major accounting firms which possess greater resources than the Company and niche consulting firms which specialize in the Company's products and compete primarily on the basis of price of services provided.

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

RAPID TECHNOLOGICAL CHANGE.

The software industry is characterized by rapid technological change. The pace of change has accelerated due to advances in mainframe and client/server technology and the growth in Internet, Intranet and extranet utilization. The Company expects to evaluate potential opportunities and may invest in those which are compatible with the Company's strategic direction. However, there can be no assurance that any such investments will be profitable. The Company's products are also designed primarily for use with certain mainframe and client/server systems. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete. Accordingly, the Company's future success depends in part upon its ability to continue to enhance its current products and to develop and introduce new products that respond to evolving customer requirements and keep pace with technological development and emerging industry standards, such as new operating systems, hardware platforms, interfaces and third party applications software. There can be no assurances

     (i) that the Company will be successful in developing and marketing product enhancements or new products that respond to technological change, changes in customer requirements or emerging industry standards;
     (ii) that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of such products and enhancements; or
     (iii) that any new products or enhancements that it may introduce will achieve market acceptance.

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

PROPRIETARY RIGHTS.

The Company regards its products as proprietary. Through its license agreements with customers and its internal security systems, confidentiality procedures and employee agreements, the Company has taken steps to maintain the trade secrecy of its products. However, there can be no assurances that misappropriation will not occur. In addition, the laws of some countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States.
There can be no assurance that the confidentiality of any proprietary information will provide any meaningful competitive advantage. The Company has no patents relating to its products. The Company believes that, because of the rapid pace of technological change in the computer software industry, that patents and copyrights are less significant than factors such as the knowledge, ability and experience of the Company's employees, frequent product enhancements and the timeliness and quality of support services. There can be no assurance that the Company's current efforts to retain its products as proprietary will be adequate.

Although the Company believes that its products do not infringe upon the proprietary rights of third parties, there can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future products or that any such assertions will not require the Company to enter into royalty arrangements or result in costly litigation.

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

EMPLOYEES.

The Company believes that its continued success will depend in large part upon its ability to attract, train and retain highly-skilled technical, sales, marketing and managerial personnel. The Company continues to hire a significant number of sales, marketing, services and technical personnel. Because of the high level of demand, competition for such personnel is intense and the Company sometimes experiences difficulty in locating candidates with appropriate qualifications or within desired geographic locations. Revenue growth is dependent on the Company's ability to attract, train, retain and productively manage such personnel.

EXPANSION OF FACILITIES.

Commercial building vacancy rates are very low in San Francisco, California, where the Company has its headquarters. The Company's San Francisco office lease expires in 2007. However, the Company may experience difficulty obtaining additional space if the Company's space requirements in San Francisco significantly exceed the quantity of space the Company currently has under lease. In addition, the increased demand for office space has caused commercial rental rates to increase substantially. Failure to either obtain additional space, or obtain it on reasonably attractive commercial terms, may inhibit the Company's ability to grow or otherwise adversely affect the Company's operations and financial results.

ACQUISITION-RELATED RISKS.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has U.S. dollar interest-bearing investments that are subject to interest rate risk. The Company analyzed its investments at year-end to determine the sensitivity to interest rate changes. The fair values of these
instruments were determined by net present values.   The Company's sensitivity
analysis used the same change in interest rates for all maturities. All other factors were held constant. If interest rates increased by 10 percent the expected effect on net income related to the Company's investments would be immaterial.

The majority of the Company's revenues are denominated in the U.S. dollar. The Company does not engage in interest rate swaps or enter in foreign currency forward contracts.

ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

          Independent Auditors' Report..........................................................................  22

          Consolidated Balance Sheets as of  December 31, 1998 and December 31, 1997............................  23

          Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996............  24

          Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996..  25

          Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996............  26

          Notes to Consolidated Financial Statements............................................................  27

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of Walker Interactive Systems, Inc.:


We have audited the accompanying consolidated balance sheets of Walker Interactive Systems, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audit also included the consolidated financial statement schedule listed in item 14(a)2. These financial statements and the consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Walker Interactive Systems, Inc. and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
-------------------------

San Francisco, California
February 10, 1999

                       WALKER INTERACTIVE SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share amounts)

                                                                            DECEMBER      DECEMBER
                                                                            31, 1998      31, 1997
                                                                            --------      --------
                                ASSETS
Current assets:
      Cash and equivalents                                                  $ 15,556      $  7,646
      Short-term investments                                                   5,135        13,693
      Accounts receivable, net of allowance for doubtful
           accounts of $1,378 in 1998 and $1,376 in 1997                      29,009        22,090
      Prepaid expenses                                                         2,347         2,001
      Other receivables                                                        1,448         1,017
                                                                            --------      --------
           Total current assets                                               53,495        46,447

Long-term investments                                                          1,906         6,351
Property and equipment, net                                                    4,962         4,599
Capitalized software, net of accumulated amortization
      of $34,555 in 1998 and $29,592 in 1997                                  18,186        15,777
Deferred tax assets, net                                                      12,501        13,632
Other assets                                                                   4,047         4,528
                                                                            --------      --------
Total assets                                                                $ 95,097      $ 91,334
                                                                            ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                      $  5,435      $  5,957
      Accrued liabilities                                                     13,061        13,335
      Deferred revenue                                                        14,819        15,557
                                                                            --------      --------
           Total current liabilities                                          33,315        34,849
Deferred revenue                                                               1,600         1,190
Accrued rent                                                                     954           887
Other long-term obligations                                                    2,177         2,719
                                                                            --------      --------
           Total liabilities                                                  38,046        39,645
                                                                            --------      --------
Commitments and contingencies                                                      -             -

Stockholders' equity:
      Common stock, $.001 par value: 50,000,000 shares authorized;
           issued 14,184,685 shares -December 31, 1998;
           13,973,457 shares - December 31, 1997                                  14            14
      Additional paid-in capital                                              74,719        73,622
      Accumulated other comprehensive income                                     232           240
      Accumulated deficit                                                    (17,662)      (22,187)
      Treasury stock, at cost (49,207 shares - December 31, 1998)               (252)            -
                                                                            --------      --------
           Total stockholders' equity                                         57,051        51,689
                                                                            --------      --------
Total liabilities and stockholders' equity                                  $ 95,097      $ 91,334
                                                                            ========      ========

See notes to consolidated financial statements

                       WALKER INTERACTIVE SYSTEM , INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)

                                                                           YEAR ENDED DECEMBER 31,
                                                                        1998          1997          1996
                                                                      --------      --------      --------
REVENUES:

     License                                                          $22,291       $16,478        $8,647
     Maintenance                                                       31,248        27,658        27,231
     Consulting                                                        47,874        27,273        26,956
                                                                      -------       -------       -------
         Total revenues                                               101,413        71,409        62,834

OPERATING EXPENSES:

     Costs of revenues:
         Costs of licenses, maintenance and consulting                 41,944        28,856        25,070
         Amortization of capitalized software                           4,963         4,479         3,662
     Sales and marketing                                               22,973        16,929        12,900
     Product development                                               12,870        10,762        11,370
     General and administrative                                        12,439         8,511         9,032
     Write-off of purchased in-process
         Research and development                                           -         4,600         2,784
     Distributor termination charge                                         -         1,291             -
                                                                      -------       -------       -------
         Total operating expenses                                      95,189        75,428        64,818

Operating income (loss)                                                 6,224        (4,019)       (1,984)
         Interest income, net                                           1,042         1,840         2,070
                                                                      -------       -------       -------
Income (loss) before income taxes                                       7,266        (2,179)           86
         Income tax expense (benefit)                                   2,741         1,298           202
                                                                      -------       -------       -------

NET INCOME (LOSS)                                                      $4,525       ($3,477)        ($116)
                                                                      =======       =======       =======

BASIC NET INCOME (LOSS) PER SHARE                                       $0.32        ($0.26)       ($0.01)
                                                                      =======       =======       =======

Shares utilized to compute basic net income (loss) per share           14,012        13,291        13,223
                                                                      =======       =======       =======

DILUTED NET INCOME (LOSS) PER SHARE                                     $0.31        ($0.26)       ($0.01)
                                                                      =======       =======       =======

Shares utilized to compute diluted net income (loss) per share         14,688        13,291        13,223
                                                                      =======       =======       =======

See notes to consolidated financial statements

                       WALKER INTERACTIVE SYSTEMS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (in thousands, except share amounts)

                                                                                                                   ACCUMULATED
                                                                                               ADDITIONAL             OTHER
                                     COMMON STOCK                   TREASURY STOCK              PAID-IN           COMPREHENSIVE
                                 SHARES          AMOUNT         SHARES          AMOUNT          CAPITAL               INCOME
                              --------------   -----------   --------------   ------------  -----------------   ------------------
BALANCE AT JANUARY 1, 1996       13,120,105           $13         (55,143)         ($383)            $67,532              $166
Common stock issued under
  stock option and employee
  stock purchase plans              374,382             -          99,949            875               2,017
Treasury stock acquired                                          (442,000)        (5,245)
Tax benefit from exercise
  of stock options                                                                                       459
Currency translation
  adjustment                                                                                                               130
Unrealized loss on
  investments                                                                                                              (82)

Net loss
                              --------------   -----------   --------------   ------------  -----------------   ------------------
BALANCE AT DECEMBER 31, 1996     13,494,487            13        (397,194)        (4,753)             70,008               214

Common stock issued under
  stock option and employee
  stock purchase plans              300,442             1          86,700            993               1,335
Common stock issued for
  Revere acquisition                178,528                       455,494          5,748               1,979
Treasury stock acquired                                          (145,000)        (1,988)
Tax benefit from exercise
  of stock options                                                                                       300
Currency translation
  adjustment                                                                                                               (15)
Unrealized loss on
  investments                                                                                                               41
Net loss
                              --------------   -----------   --------------   ------------  -----------------   ------------------
BALANCE AT DECEMBER 31, 1997     13,973,457            14               -              -              73,622              240
Common stock issued under
  stock
  option and employee stock
  purchase plans                    211,594                       160,703          2,165                 626
Treasury stock acquired                                          (200,000)        (2,417)                  -
Tax benefit from exercise
  of stock options                                                                                       475
Currency translation
  adjustment                                                                                                              (21)
Unrealized loss on
  investments                                                                                                              13
Other                                  (366)                       (9,910)                                (4)
Net income
                              ==============   ===========   ==============   ============  =================   ==================
BALANCE AT DECEMBER 31, 1998     14,184,685           $14         (49,207)         ($252)            $74,719              $232
                              ==============   ===========   ==============   ============  =================   ==================

                                                           TOTAL
                                   ACCUMULATED         STOCKHOLDERS'
                                     DEFICIT              EQUITY
                                ------------------   ------------------
BALANCE AT JANUARY 1, 1996              ($18,594)              $48,734
Common stock issued under
  stock option and employee
  stock purchase plans                                           2,892
Treasury stock acquired                                         (5,245)
Tax benefit from exercise
  of stock options                                                 459
Currency translation
  adjustment                                                       130
Unrealized loss on
  investments                                                      (82)
Net loss                                    (116)                 (116)
                                ------------------   ------------------
BALANCE AT DECEMBER 31, 1996             (18,710)               46,772
Common stock issued under
  stock option and employee
  stock purchase plans                                           2,329
Common stock issued for
  Revere acquisition                                             7,727
Treasury stock acquired                                         (1,988)
Tax benefit from exercise
  of stock options                                                 300
Currency translation
  adjustment                                                       (15)
Unrealized loss on
  investments                                                       41
Net loss                                  (3,477)               (3,477)
                                ------------------   ------------------
BALANCE AT DECEMBER 31, 1997             (22,187)               51,689
Common stock issued under
  stock
  option and employee stock
  purchase plans                                                 2,791
Treasury stock acquired                                         (2,417)
Tax benefit from exercise
  of stock options                                                 475
Currency translation
  adjustment                                                       (21)
Unrealized loss on
  investments                                                       13
Other                                                               (4)
Net income                                 4,525                 4,525
                                ==================   ==================
BALANCE AT DECEMBER 31, 1998            ($17,662)              $57,051
                                ==================   ==================

See notes to consolidated financial statements

                       WALKER INTERACTIVE SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                            YEAR ENDED DECEMBER 31,
                                                                         1998        1997        1996
                                                                       --------    ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                 $  4,525    ($ 3,477)   ($   116)
     Adjustments to reconcile net income (loss) to net
          cash provided (used) by operating activities:
          Depreciation and amortization                                   8,446       6,922       6,851
          Tax benefit of nonqualified stock options                         475         300         459
          Gain on property retirements and fixed assets write-downs          --          --         (11)
          Write-off of purchased in-process research and development         --       4,600       2,784
     Changes in operating assets and liabilities:
          Accounts receivable, net                                       (7,349)     (8,566)     (1,716)
          Prepaids and other assets                                        (346)       (691)        231
          Accounts payable                                                 (523)      2,129      (1,390)
          Accrued liabilities                                               336      (2,236)      1,271
          Deferred tax asset, net                                         1,131         557        (879)
          Deferred revenue                                                 (327)     (1,206)        467
          Other                                                            (443)        275         (88)
                                                                       --------    ---------   ---------
              Net cash provided (used) by operations                      5,925      (1,393)      7,863
                                                                       --------    ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from employee stock purchase plan
          issuances and stock options exercised                           2,787       2,329       2,892
     Treasury stock acquired                                             (2,417)     (1,988)     (5,245)
     Capital lease and loan payments                                        (74)         (2)       (236)
     Repayment of borrowings                                             (1,422)         --          --
                                                                       --------    ---------   ---------
              Net cash provided (used) by financing activities           (1,126)        339      (2,589)
                                                                       --------    ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchases of short- and long-term investments                       (4,449)    (29,444)    (36,984)
     Maturities of short-term investments                                10,950      12,916       7,400
     Sales of short-term investments                                      6,506      21,125      21,713
     Purchases of property                                               (2,533)     (2,192)     (2,105)
     Additions to capitalized software                                   (7,391)     (7,497)     (5,201)
     Acquisition of Hunt Systems Group, Inc.                                 --          --      (2,034)
     Cash acquired from Revere, Inc                                          --         222          --
     Other                                                                   28          95          --
                                                                       --------    ---------   ---------
              Net cash provided (used) by investing activities            3,111      (4,775)    (17,211)
                                                                       --------    ---------   ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      7,910      (5,829)    (11,937)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                           7,646      13,475      25,412
                                                                       --------    ---------   ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD                              $ 15,556    $  7,646    $ 13,475
                                                                       ========    ========    ========

-------------------------------------------------------------------------------------------------------
Supplemental Disclosure:

     Cash paid for income taxes                                        $    299    $    102    $      5
     Non-cash
     activities:
          Common stock issued for business acquisition                 $   --      $  7,727    $   --
-------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SIGNIFICANT ACCOUNTING POLICIES
         -------------------------------

         DESCRIPTION OF THE COMPANY. Walker Interactive Systems, Inc. (hereinafter "Walker" or the "Company") was incorporated in California in 1973 and reincorporated in Delaware in March 1992. Walker designs, develops, markets and supports, on a worldwide basis, a family of enterprise client/server financial application software products that enable large and medium-sized organizations, higher education institutions, and federal, state and government agencies to accelerate time-to-benefit, lower cost of ownership and reduce information systems risks stemming from changes in information technology and/or business processes or structure. The Company derives its revenues primarily from software licenses, software maintenance and professional consulting services. The Company's Tamaris, Horizon and IMMPOWER product lines are licensed to large- and mid-size companies and similarly sized business and governmental organizations worldwide. The Company's Aptos products are marketed primarily in Europe and are licensed to mid-sized organizations. The Company's products and services are marketed primarily through its sales forces located in the United States, Europe and Asia Pacific. The Company licenses software products directly to customers and occasionally to distributors for resale.

         PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of Walker Interactive Systems, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

         USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

         Significant estimates used in the consolidated financial statements include the estimates of (i) collectability of accounts receivable,
         (ii) anticipated future gross revenues from the products for which development costs have been capitalized, (iii) expense accruals associated with the termination of exclusive distributor agreements, office consolidations and sales and use taxes, (iv) the life of identifiable intangible assets from acquisitions and (v) realizability of deferred tax assets. The amounts that the Company will ultimately incur or recover could differ materially from the Company's current estimates. The underlying estimates and facts supporting these estimates could change in 1999 and thereafter.

         CAPITALIZED SOFTWARE. Capitalized software includes certain costs of purchased and internally developed software, and are stated at the lower of cost or net realizable value. Capitalization of internally developed software begins upon the establishment of technological feasibility. Amortization of capitalized development costs begins when the products are available for general release to customers, and is computed as the greater of (i) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for the product, or (ii) the straight-line method over the remaining estimated economic life of the product (not exceeding five years). It is possible that these estimates of anticipated future gross revenues, the remaining estimated economic life of the products, or both, could be reduced significantly due to either competitive factors or the rate of technological change.

         PROPERTY AND EQUIPMENT. Property and equipment is stated at cost. Depreciation is computed primarily utilizing the straight-line method over the estimated useful lives which range from three to ten years. Leasehold improvements are amortized utilizing the straight-line method over the lesser of the estimated useful lives or remaining lease terms.

         REVENUE RECOGNITION. Software license revenues are recognized when software revenue recognition criteria pursuant to Statement of Position 97-2 "Software Revenue Recognition" have been met. The portion of revenues from new license agreements which relate to the Company's obligations to provide customer support are deferred and recognized ratably over the contract support period, which is generally three to twelve months. Software maintenance contracts are usually renewable on an annual basis, although the Company may negotiate long-term contracts. Revenues from maintenance contract renewals are deferred and recognized ratably over the terms of the agreements. Revenues from consulting and other services are recognized as the related services are provided or as the milestones are completed.

         CONCENTRATION OF CREDIT RISK. The Company's investment portfolio is diversified and consists of short- and long-term investment grade securities. The Company's accounts receivable are derived from sales to customers located in the United States, Europe and Asia Pacific. The Company performs ongoing credit evaluations of its customers' financial condition and maintains reserves for potential credit losses.

         TRANSLATION OF FOREIGN CURRENCIES. The U.S. dollar is the functional currency for the Company's international operations. Gains and losses from translation of foreign subsidiaries' financial statements are reported as a separate component of stockholders' equity. Net gains and losses from foreign currency transactions are included in the determination of net income (loss).

         EARNINGS PER SHARE. Basic EPS is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities.

         RECENTLY ISSUED ACCOUNTING STANDARDS. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which defines derivatives, requires that all derivatives be carried at fair value and provides for hedge accounting when certain conditions are met. SFAS No. 133 is effective for the Company in fiscal 2000. Although the Company has not fully assessed the implications of SFAS No. 133, the Company does not believe that adoption of this statement will have a material impact on the Company's financial position or results of operations.

         The American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting For the Costs of Computer Software Developed or Obtained For Internal Use," on March 4, 1998. SOP 98-1 provides guidelines for accounting for costs of computer software developed for internal use. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. The adoption of SOP 98-1 is not expected to materially impact the Company's results of operations or financial position.

         SOFTWARE REVENUE RECOGNITION. The American Institute of Certified Public Accountants issued Statement of Position 97-2, "Software Revenue Recognition", SOP 98-4 "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition" and SOP 98-9 "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions". SOP 97-2, which was issued in October 1997, supersedes SOP 91-1 and was effective for transactions entered into for fiscal years beginning after December 15, 1997. SOP 98-4, which was issued March 1998, deferred certain passages of 97-2 while SOP 98-9 extends the deferral of certain passages through fiscal years beginning on or before March 15, 1999. The Company believes its current revenue recognition policies and practices are consistent with these standards.

         STOCK-BASED COMPENSATION. The Company accounts for stock-based awards to employees using the intrinsic value of method in accordance with APB No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized for its fixed cost stock option plans or its associated stock purchase plan. The Company provides additional pro forma disclosures as required under Statement of Financial Accounting Standards No.123, "Accounting for Stock Based Compensation" ("SFAS 123").

         RECLASSIFICATIONS. Certain reclassifications have been made to prior years' amounts in order to conform to the 1998 consolidated financial statement presentation.

2.       COMPREHENSIVE INCOME
         --------------------

         The Company adopted Statement of Financial Accounting Standard (SFAS) No. 130, "Reporting Comprehensive Income" for the year ended December 31, 1998. SFAS No. 130 requires disclosure of total non-stockholder changes in equity, which include unrealized gains and losses on securities classified as available-for-sale under SFAS No. 115, foreign currency translation adjustments accounted for under SFAS No. 52, and minimum pension liability adjustments made pursuant to SFAS No. 87.

         The reconciliation of net income (loss) to comprehensive income (loss) for the years ended December 31, 1998, 1997 and 1996 is as follows (in thousands):

                                     YEAR ENDED DECEMBER 31,
                                                                 1998             1997               1996
                                                          ----------------  ----------------   ----------------
         Net income (loss)                                          4,525           (3,477)              (116)
         Other comprehensive income (loss)                             (8)              26                 48
                                                          ----------------  ----------------   ----------------
         Total comprehensive income (loss)                          4,517           (3,451)               (68)
                                                          ================  ================   ================

3.       ACQUISITIONS
         ------------

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

         (in thousands, except per share amounts)                             YEAR ENDED DECEMBER 31,
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

         4.    CASH AND CASH EQUIVALENTS AND SHORT- AND LONG-TERM INVESTMENTS
               --------------------------------------------------------------

         All liquid investments with original maturities of three months or less are considered cash and cash equivalents. Cash equivalents are stated at cost, which approximates fair value. The Company classifies those investments which mature in less than one year as short-term investments. The long-term marketable securities held at December 31, 1998 have contractual maturities of three years of less. The Company's short- and long-term investments are classified as available-for-sale and reported at fair value. Net unrealized gains and losses are excluded from earnings and reported net of income taxes as accumulated other comprehensive income in stockholders' equity. Realized gains and losses are computed based on the amortized cost of each security. There were no material gross realized gains or losses from the sales of investments during 1998 or 1997.

         Short- and long-term investments available-for-sale are summarized as follows (in thousands):

                                                                           Gross           Gross
                                                         Amortized       Unrealized     Unrealized
         December 31, 1998                                 Costs           Gains          Losses        Fair Value
         ---------------------------------------------  -----------     ------------   ------------    ------------
         Corporate debt                                     $7,026             $17           ($2)       $   7,041
         Long-term investments                               1,895              12            (1)           1,906
                                                        -----------     ------------   ------------    ------------
         Short-term investments                             $5,131             $ 5          ($ 1)       $   5,135
                                                        ===========     ============   ============    ============

                                                                           Gross           Gross
                                                         Amortized       Unrealized     Unrealized
         December 31, 1997                                 Costs           Gains          Losses        Fair Value
         ---------------------------------------------  -----------     ------------   ------------    ------------
         U.S. Government securities                          $1,490            $ 2           ($1)       $    1,491
         Corporate debt                                      18,552              9            (8)           18,553
                                                        -----------     ------------   ------------    ------------
         Total investments                                   20,042             11            (9)           20,044
         Long-term investments                                6,346              7            (2)            6,351
                                                        -----------     ------------   ------------    ------------
         Short-term investments                             $13,696            $ 4           ($7)         $ 13,693
                                                        ===========     ============   ============    ============

5.       PROPERTY AND EQUIPMENT
         ----------------------

         Property and equipment at December 31, 1998 and 1997 includes the following (in thousands):

                                                                      DECEMBER 31,
                                                                 1998             1997
                                                              ---------        ----------
         Equipment                                             $ 20,032          $ 17,966
         Furniture and fixtures                                   2,580             2,519
         Leasehold improvements                                   1,787             1,707
                                                              ---------        ----------
         Property under capital leases:
             Equipment                                            2,189             1,638
             Furniture                                            1,760             1,760
                                                              ---------        ----------
                                                                 28,348            25,590
         Less:
             Accumulated depreciation                           (23,386)          (20,991)
                                                              ---------        ----------
         Property and equipment, net                           $  4,962          $  4,599
                                                              =========        =========

         Depreciation expense totaled $2,552,000, $2,444,000 and $2,992,000 for 1998, 1997 and 1996, respectively.

6.       LIABILITIES
         -----------

         Deferred revenue (current) is primarily comprised of deferred software maintenance of $13,470,000 and $13,477,000 at December 31, 1998 and 1997, respectively. Accrued liabilities includes sales and use tax accruals of $686,000 and $1,218,000 at December 31, 1998 and 1997,
         respectively. As a result of the Company's acquisition of Revere (see
         Note 2), $1,500,000 related to an outstanding line of credit balance (subsequently paid in January 1998) is included in the accrued liabilities balance as of December 31, 1997.

7.   INCOME TAXES
     ------------

     The Company's deferred tax balances at December 31, 1998 and 1997 are as follows (in thousands):

                                                          DECEMBER 31,
                                                        1998        1997
                                                      --------    --------
     Deferred Tax Assets:

     Deferred revenue recognized for tax              $    225    $  1,297
     Excess book depreciation over tax depreciation        784       1,055
     Accrued liabilities and reserves                    2,606       2,998
     Research and development credits                    3,290       3,752
     Alternative minimum tax credits carryforward          488         475
     Net operating loss carryforward                     4,775       4,411
     Foreign tax credits carryforward                    3,176       2,349
     Foreign losses                                      3,588       3,509
     Other                                                 304         540
                                                      --------    --------
                                                        19,236      20,386
     Valuation Allowance                                (2,844)     (2,844)
                                                      --------    --------
     Total                                            $ 16,392    $ 17,542
                                                      ========    ========


     Deferred Tax Liabilities:
     Capitalized software development
         costs expensed for tax purposes                (3,891)     (3,910)
                                                      --------    --------
     Deferred Tax Assets - net                        $ 12,501    $ 13,632
                                                      ========    ========

     At December 31, 1998 and 1997, the Company's valuation allowance balance was $2,844,000, consisting of tax credits expected to expire unused and foreign losses from which the Company does not expect to derive any benefit. As of December 31, 1998, the Company's deferred tax assets included approximately $13,899,000 of items which will expire with the passage of time. Realization is dependent on generating sufficient taxable income prior to the expiration of such benefits. Although realization is not assured, management believes it is more likely than not that the deferred tax assets, net of the valuation allowance, will be realized. The deferred tax assets considered realizable could be reduced if estimates of future taxable income during the carry-forward periods are reduced.

     At December 31, 1998, the Company has federal net operating loss carryforwards of approximately $13,361,000 which expire in varying amounts from 2007 through 2012, federal research tax credits of $1,819,000 which expire in varying amounts from 1999 through 2018, California state research tax credits of $2,139,000 and alternative minimum tax credits of $493,000 which have no expiration date and foreign tax credits of $3,176,000 which expire in varying amounts from 1999 through 2003.

     Income tax expense (benefit) consists of (in thousands):

     1998:                   Current           Deferred            Total
                            ---------         ----------          --------
     Federal                    ($92)           $1,048               $956
     State                       137               274                411
     Foreign                   1,565              (191)             1,374
                            ---------         ----------          --------
     Total                    $1,610            $1,131             $2,741
                            =========         ==========          ========

     1997:                   Current           Deferred            Total
                            ---------         ----------          --------
     Federal                      $-            $1,242             $1,242
     State                        46              (247)              (201)
     Foreign                     451              (194)               257
                            ---------         ----------          --------
     Total                      $497              $801             $1,298
                            =========         ==========          ========

     1996:                   Current           Deferred            Total
                            ---------         ----------          --------
     Federal                    $501             ($357)              $144
     State                        45              (354)              (309)
     Foreign                     535              (168)               367
                            ---------         ----------          --------
     Total                    $1,081             ($879)              $202
                            =========         ==========          ========

     The effective income tax rate differs from the amount computed by applying the federal statutory income tax rate as follows (in thousands):

                                                            1998          %        1997        %         1996        %
                                                         ----------   --------   --------   --------   --------   -------
         Provision (benefit) at statutory rate -
           Federal                                         $2,471        34%      ($742)     (34%)        $28        34%
         State income and capital taxes                       358         5%         97        4%                     4%
                                                                                                            3
         Provision at statutory rates of controlled
           foreign subsidiaries                               (35)        1%        166        7%         167       200%
         Tax-exempt interest                                    -         -           -        -          (77)      (92%)

         Goodwill                                             232         3%          -        -            -         -
         Federal research and development credit,
           net of expired credits                            (164)       (2%)      (217)     (10%)       (255)     (306%)

         Write-off of purchased in-process research
           and development                                      -         -       1,564       72%           -         -

         Decrease in tax credits resulting from the
           true-up of assessments and changes in
           tax accounting methods                             859        12%        493       22%           -         -

         Valuation allowance                                    -         -           -        -          557       668%

         Increase in net operating losess resulting
           from the true-up of assessments                   (828)      (11%)         -        -            -         -
         Foreign losses not benefited                           -         -        (442)     (20%)       (510)     (611%)
         Decrease in tax credits carried back as                -         -
           net operating losses                                                     441       20%            -        -
         Other, net                                          (152)       (2%)       (62)      (2%)         289      346%
                                                         ----------   --------   --------   --------   --------   -------
         Total income tax expense                          $2,741        38%     $1,298       59%         $202      243%
                                                         ==========   ========   ========   ========   ========   =======

8.   STOCK OPTION AND OTHER EMPLOYEE BENEFIT PLANS
     ---------------------------------------------

     401(k) Plan
     -----------

     The Company has a 401(k) tax-deferred savings plan covering all of its employees. Company matching contributions, which are not required by the plan, totaled $1,480,000, $1,159,000 and $1,077,000 in 1998, 1997 and 1996,
     respectively.

     Stock Based Compensation Plans

     At December 31, 1998, the Company had stock-based compensation plans, which are detailed below. Under SFAS No. 123, the fair value based accounting method would have affected the Company's net income (loss), diluted net income (loss) per share on a pro forma basis (in thousands, except per share amounts):

                                                          YEAR ENDED DECEMBER 31,
                                               1998               1997               1996
                                             -------           --------           --------
     Net income (loss):
       As reported                            $4,525           ($3,477)             ($116)
       Pro forma                                 785            (5,763)            (1,579)
     Diluted net income (loss) per share:
       As reported                             $0.31            ($0.26)            ($0.01)
       Pro forma                                0.05             (0.43)             (0.12)

     Stock Option Plans

     Under the Company's statutory employee stock option plans, shares of common stock have been made available for grant to certain employees. The exercise price of each option granted is 100 percent of fair market value on the date of the grant. Options granted under the plans generally vest over a period of four years and generally expire ten years from the date of grant. Options may be granted at prices not less than 85 percent of fair market value at the date of grant. To date, all options have been granted at fair market value at the date of grant. At December 31, 1998, 734,000 shares of common stock were available for future option grants.

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                           YEAR ENDED DECEMBER 31,
                                      1998          1997           1996
                                    -------       -------        -------
     Dividend yield                   0.0%          0.0%           0.0%
     Volatility                      65.3%         45.1%          46.8%
     Risk free interest rate          4.6%          5.7%           5.7%
     Expected term, in years          4.4           4.4            4.3

     The weighted average fair value at date of grant for options granted during 1998, 1997 and 1996 was $5.25, $6.02 and $5.25, respectively.


A summary of the Company's stock option activity follows:

                                                            YEAR ENDED DECEMBER 31,
                                 -----------------------------------------------------------------------------
                                           1998                      1997                       1996
                                 -------------------------    -----------------------   ----------------------
                                                Weighted-                 Weighted-                  Weighted-
                                                average                    average                    average
                                                exercise                   exercise                   exercise
                                    Options      price        Options       price       Options        price
                                 ------------   ----------    ----------  -----------   ----------   ---------
Outstanding-beginning of period     2,901,977        $9.78     2,590,093        $8.00    2,464,814       $6.98
Granted                             2,716,000         9.63       790,500        13.71      785,250       11.66
Exercised                           (210,344)         7.29     (305,179)         4.95    (342,628)        6.07
Canceled or expired               (1,581,178)        13.65     (173,437)         9.54    (317,343)       11.22
                                 ------------                 ----------                ----------
Outstanding-end of period           3,826,455        $8.22     2,901,977        $9.78    2,590,093       $8.00
                                 ============                 ==========                ==========
Exercisable-end of period           1,249,705                  1,013,977                   802,110
                                 ============                 ==========                ==========

         The following table summarizes information about stock options outstanding at December 31, 1998:

                                             Options Outstanding              Options Exercisable
                                --------------------------------------------------------------------
                                                Weighted-
                                                average       Weighted-                  Weighted-
                                                remaining     average                    average
Range of exercise               Outstanding at  contractual    exercise  Exercisable at  exercise
     price                        12/31/98        life          price       12/31/98      price
-----------------                ------------   ----------    ----------  -----------   ----------
$0.35 to $5.38                      638,713       6.5          $5.11              418,213      $5.09
5.81 to 7.38                      1,729,567       8.0           6.97              304,692       6.94
7.50 to 11.13                       904,925       7.6           9.36              302,550       9.40
11.63 to 13.75                      406,250       7.9          13.36              200,750      13.37
13.94 to 16.00                      147,000       8.8          15.05               23,500      14.10
                                -----------                                   -----------
                                  3,826,455       7.7          $8.21            1,249,705      $8.08
                                ===========                                   ===========

Stock Purchase Plan

The Company has an Employee Stock Purchase Plan, which provides for the sale of up to 950,000 shares to eligible employees by means of payroll deductions. Employees may designate up to 10 percent of their earnings, as defined, to purchase shares at prices not less than 85 percent of fair market value. From inception through December 31, 1998, 761,703 shares had been purchased at prices ranging from $4.89 to $12.75 per share.

The fair value of the employee's purchase rights was estimated using the Black-Scholes option pricing model with the following assumptions:

                                              YEAR ENDED DECEMBER 31,
                                   --------------------------------------------
                                     1998               1997              1996
                                   --------          ---------           ------
Dividend yield                       0.0%               0.0%               0.0%
Volatility                          65.3%              45.1%              46.8%
Risk free interest rate              4.5%               5.4%               5.7%
Expected term, in years              0.5                0.7                0.7

The weighted average fair value for shares purchased through the Company's Employee Stock Purchase Plan during 1998, 1997 and 1996 was $4.70, $3.97 and $2.11, respectively.

9.       SIGNIFICANT CHARGES

         In 1997, the Company terminated an exclusive distributorship agreement in South Africa which resulted in a charge of $1,291,000. The Company does not expect further charges or obligations associated with the termination of this agreement.

10.      COMMITMENTS AND CONTINGENCIES

         The Company has operating leases for office space with varying expiration dates through 2016, and for computer equipment with varying expiration dates through 2003. The leases generally provide for minimum annual rentals and payment of taxes, insurance and maintenance costs. Rental expense for operating leases was $5,340,000, $4,694,000 and $4,009,000 in 1998, 1997 and 1996, respectively.

         At December 31, 1998, the Company had office space which was considered excess capacity. The difference between the Company's total lease commitments for its excess capacity and the total expected sublease income is $749,000 and is included in short- and long-term accrued liabilities.

         Future minimum lease payments under noncancelable operating leases are as follows (in thousands):

         1999                                  $4,861
         2000                                   4,687
         2001                                   3,795
         2002                                   3,283
         2003                                   3,139
         Thereafter                            15,581
                                              -------
         Total                                $35,346
                                              =======

         The Company has a line of credit in the amount of $3.0 million, secured by marketable securities. The line of credit expires on August 1, 1999. The Company has never borrowed against this line of credit.

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

11.      GEOGRAPHIC OPERATIONS

         For the purposes of conforming with Generally Accepted Accounting Principles, all the Company's products and services are considered part of single industry segment. The Company primarily operates in three geographic areas, North America, Europe and Asia Pacific. Corporate assets consist of cash and cash equivalents, short- and long-term investments, capitalized software and deferred tax assets.

         Geographical area data are as follows (in thousands):

                                                           YEAR ENDED DECEMBER 31,
                                                --------------------------------------------
         Revenues:                                1998              1997              1996
         -------------------                    ---------          -------           -------
         North America                            $71,654          $48,993           $44,811
         Europe                                    26,357           18,923            14,151
         Asia Pacific                               3,402            3,493             3,872
                                                 --------          -------           -------
         Total revenues                          $101,413          $71,409           $62,834
                                                 ========          =======           =======

                                                           YEAR ENDED DECEMBER 31,
                                                --------------------------------------------
         Operating income (loss):                 1998              1997              1996
         ------------------------               ---------          -------           -------
         North America                           $1,517            ($129)            ($920)
         Europe                                   5,163            2,538             1,612
         Asia Pacific                              (456)            (537)              108
         Unusual charges (1)                          -           (5,891)           (2,784)
                                                 ------          -------           -------
         Total operating income (loss)           $6,224          ($4,019)          ($1,984)
                                                 ======          =======           =======

                                                                 DECEMBER 31,
                                                --------------------------------------------
         Identifiable assets at:                  1998              1997              1996
         ------------------------               ---------          -------           -------
         North America                           $23,156          $19,707            $8,655
         Europe                                   12,477            7,146             6,672
         Asia Pacific                              2,604            2,973             2,837
         Corporate                                56,860           61,508            64,155
                                                 -------          -------           -------
         Total assets                            $95,097          $91,334           $82,319
                                                 =======          =======           =======

         (1) Unusual charges consists of $4,600,000 and $2,784,000 for the write-off of purchased in-process research and development for the years ended December 31, 1997 and 1996, respectively, and $1,291,000 for the termination of a distributor agreement for the year ended December 31, 1997.

12.      TREASURY STOCK ACQUISITIONS

         Since 1995, the Board of Directors authorized the Company to spend up to $17.5 million for the repurchase of the Company's outstanding common stock. As of December 31, 1998, the Company had acquired 837,000 shares of its common stock at a cost of $10.0 million. As of December 31, 1998, the Company had reissued 803,000 of the repurchased shares in connection with the Company's employee stock purchase plan, one of its employee stock option plans and the purchase acquisition of Revere, Inc.

13.      EARNINGS PER SHARE
         ------------------

         The Company calculates basic earnings per share ("EPS") and diluted EPS in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". Basic EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding for that period. Diluted EPS takes into account the effect of dilutive instruments, such as stock options, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding. Diluted EPS for 1997 and 1996 excludes any effect of such instruments because their inclusion would be antidilutive.

         The following is a summary of the calculation of the number of shares used in calculating basic and diluted EPS:

                                                                     YEAR ENDED DECEMBER 31,
                                                             1998             1997              1996
                                                        ---------------  ---------------  ----------------
         Shares used to compute basic EPS                        14,012           13,291            13,223
         Add:  effect of dilutive securities                        676                -                 -
                                                        ---------------  ---------------  ----------------
         Shares used to compute diluted EPS                      14,688           13,291            13,223
                                                        ===============  ===============  ================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement in connection with its 1999 Annual Meeting of Stockholders under the captions "Proposal 1 - Election of Directors," "Additional Information - Management" and "Additional Information - Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement in connection with its 1999 Annual Meeting of Stockholders under the caption "Executive Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement in connection with its 1999 Annual Meeting of Stockholders under the caption "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement in connection with its 1999 Annual Meeting of Stockholders under the caption "Certain Transactions."

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this report.

     1.   Consolidated Financial Statements                                                  Page
                                                                                             ----
          Independent Auditors' Report....................................................     22

          Consolidated Balance Sheets as of  December 31, 1998 and December 31, 1997......     23

          Consolidated Statements of Operations for the years ended December 31, 1998,
              1997 and 1996...............................................................     24

          Consolidated Statements of Stockholders' Equity for the years ended December 31,
              1998, 1997 and 1996.........................................................     25

          Consolidated Statements of Cash Flows for the years ended December 31, 1998,
              1997 and 1996...............................................................     26

          Notes to Consolidated Financial Statements......................................     27

     2.      Consolidated Financial Statement Schedule                             Page
                                                                                   ----
             Schedule II - Valuation and Qualifying Accounts.....................    44

             All other financial statement schedules not listed above are omitted as the required information is not applicable or the information is presented in the consolidated financial statements or related notes.

     3       Exhibits

             The following exhibits are filed herewith or incorporated by reference:

             Exhibit
             Number                          Description of Document
             ------                          -----------------------
                2.1      Agreement and Plan of Reorganization dated as of
                         October 29, 1997, among the Registrant, Copper
                         Acquisition Sub, and Revere, Inc.(6)

                3.1      The Company's Amended and Restated Certificate of
                         Incorporation.(2)

                3.2      Bylaws of Registrant.(9)

               10.1 Form of Indemnity Agreement entered into between the Registrant and its directors and officers.(3)

               10.2 1992 Employee Stock Purchase Plan, as amended to date.(9)

               10.3      1989 Employee Stock Option Plan and related forms of
                         Incentive Stock Option Grant and Supplemental Stock
                         Option Grant.(3),(9)

               10.4      1986 Employee Stock Purchase Plan and related form of
                         Employee Stock Purchase Agreement.(3)

               10.5      Purchase and Sale Agreement between Registrant and
                         Global Software, Inc., dated as of August 31, 1990.(3)

               10.6      Lease between Registrant and Marathon U. S. Realties,
                         Inc., dated October 20, 1988 and Amendment No. 1, dated as of October 31, 1990.(3)

               10.7      Lease between Registrant and Chicago Title and Trust
                         Company, dated as of December 3, 1990.(3)

               10.8      Agreement for Lease between Registrant, Walker
                         Interactive Products International and Alton House
                         Limited, dated as of March 18, 1991.(3)

               10.9 1993 Non-Employee Directors' Stock Option Plan, as amended to date. (electronic filing only)

               10.10     1994 Equity Incentive Plan, as amended to date.
                         (electronic filing only)

               10.11     Agreement for the Sale and Purchase of The Solutions
                         Group Limited by and among Walker Interactive Products
                         International, and Adrian J. Dixon and Nigel G. Heath, dated as of June 30, 1995.(1)

               10.12 Form of Executive Employment Agreement entered into between Registrant and certain of its officers.(5)

               10.13     1995 Executive Employment Agreement between the
                         Registrant and Leonard Y. Liu, as amended to date.(4),(7)

               10.14     1995 Non-Statutory Stock Option Plan for Non-Officer
                         Employees, as amended to date. (electronic filing only)

               10.15 Lease between Registrant and Equitable Assurance Society of the United States, dated November 25, 1997.(10)

               10.16 1998 Executive Employment Agreement between the Registrant and Thomas W. Hubbs.(8)

               10.17 Form of Executive Severance Benefits Agreement entered into between the Registrant and certain of its employees.(7)

               21.1      Subsidiaries.

               23.1      Independent Auditors' Consent.

               24.1 Power of Attorney. Reference is made to the signature page.

               27.1 Financial Data Schedule for fiscal year ended December 31, 1998 (electronic filing only)

               List of Management Contracts and Compensatory Plans:


                    1992 Employee Stock Purchase Plan, as amended to date.(9)

                    1989 Employee Stock Option Plan and related form of
                              Incentive Stock Option Grant and Supplemental Stock Option Grant.(3),(9)

                    1986 Employee Stock Purchase Plan and related form of
                              Employee Stock Purchase Agreement.(3)

                    1993 Non-Employee Directors' Stock Option Plan, as
                              amended to date.

                    1994 Equity Incentive Plan, as amended to date.

                    1995 Non-Statutory Stock Option Plan for Non-Officer
                              Employees, as amended to date.

                    Form of Indemnity Agreement entered into between Registrant and its directors and officers.(3)

                    Form of Executive Employment Agreement entered into between
                              Registrant and certain of its officers.(5)

                    1995 Executive Employment Agreement between the Registrant and Leonard Y. Liu, as amended to date.(4),(7)

                    1998 Executive Employment Agreement between the Registrant and Thomas W. Hubbs.(8)

                    Form of Executive Severance Benefits Agreement entered into between the Registrant and certain of its employees.(7)

(b)       Reports on Form 8-K

During the quarter ended December 31, 1998, the Company did not file any reports on Form 8-K.

___________________
(1) Incorporated by reference to the corresponding exhibit to the Current Report on Form 8-K, filed July 13, 1995. (2) Incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K for the year ending December 31, 1992.
(3) Incorporated by reference to the corresponding exhibit to the Registration Statement on Form S-1, as amended (Registration No. 33-45737).
(4) Incorporated by reference to the corresponding exhibit to the Quarterly Report on Form 10-Q for the quarter ending September 30,1995.

(5) Incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K for the year ending December 31, 1995.
(6) Incorporated by reference to the corresponding exhibit to the Current Report on Form 8-K, filed December 11, 1997.
(7) Incorporated by reference to the corresponding exhibit to the Quarterly Report on Form 10-Q for the quarter ending September 30, 1998.
(8) Incorporated by reference to the corresponding exhibit to the Quarterly Report on Form 10-Q for the quarter ending June 30, 1998.
(9) Incorporated by reference to the attachment of the Company's 1998 Proxy Statement.
(10) Incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K for the year ending December 31, 1997.

                       WALKER INTERACTIVE SYSTEMS, INC.
                                   FORM 10-K
                                  SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     WALKER INTERACTIVE SYSTEMS, INC.
                                     (Registrant)

Date:  March 29, 1999                By: /s/  LEONARD Y. LIU
                                         ---------------------------------------
                                         Leonard Y. Liu
                                         Chairman of the Board of Directors,
                                         President and Chief Executive Officer

                               POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Leonard Y. Liu and Barbara M. Hubbard, and each or any one of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisiste and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                             Title                                             Date
---------                             -----                                             ----
/s/     LEONARD Y. LIU                Chairman of the Board of Directors.               March 29, 1999
----------------------                President and Chief Executive Officer
Leonard Y. Liu                         (Principal Executive Officer)


/s/    BARBARA M. HUBBARD             Vice President, Finance and Assistant Secretary   March 29, 1999
-------------------------             (Principal Financial and Accounting Officer)
Barbara M. Hubbard

/s/     RICHARD C. ALBERDING          Director                                          March 29, 1999
----------------------------
Richard C. Alberding

/s/     TANIA AMOCHAEV                Director                                          March 29, 1999
----------------------
Tania Amochaev

/s/     WILLIAM A. HASLER             Director                                          March 29, 1999
-------------------------
William A. Hasler

/s/     JOHN M. LILLIE                Director                                          March 29, 1999
----------------------
John M. Lillie

/s/     DAVID C. WETMORE              Director                                          March 29, 1999
------------------------
David C. Wetmore

                                                                     SCHEDULE II

                       WALKER INTERACTIVE SYSTEMS, INC.
                                   FORM 10-K
                       VALUATION AND QUALIFYING ACCOUNTS
                                (in thousands)


                                                   Additions
                                     Balance at    Charged to                              Balance at
                                      Beginning    Costs and      Amounts                    End of
 Allowance for Doubtful Accounts:     of Period     Expenses    Written-Off   Other (1)      Period
-----------------------------------  ----------    ----------   -----------   ---------    ----------
   Year Ended December 31, 1998          $1,376        $  506       $  504         $  -       $1,378
   Year Ended December 31, 1997           1,584           823        1,381          350        1,376
   Year Ended December 31, 1996           1,290         1,076          782            -        1,584

(1)  Related to the Company's acquisition of Revere.

                       WALKER INTERACTIVE SYSTEMS, INC.
                                   FORM 10-K
                               INDEX TO EXHIBITS

        Exhibit
        Number                             Description of Document
        ------                             -----------------------

          2.1 Agreement and Plan of Reorganization dated as of October 29, 1997, among the Registrant, Copper Acquisition Sub, and Revere, Inc.(6)

          3.1       The Company's Amended and Restated Certificate of
                    Incorporation.(2)

          3.2       Bylaws of Registrant.(9)

         10.1 Form of Indemnity Agreement entered into between the Registrant and its directors and officers.(3)

         10.2       1992 Employee Stock Purchase Plan, as amended to date.(9)

         10.3 1989 Employee Stock Option Plan and related forms of Incentive Stock Option Grant and Supplemental Stock Option Grant.(3),(9)

         10.4 1986 Employee Stock Purchase Plan and related form of Employee Stock Purchase Agreement.(3)

         10.5 Purchase and Sale Agreement between Registrant and Global Software, Inc., dated as of August 31, 1990.(3)

         10.6 Lease between Registrant and Marathon U. S. Realties, Inc., dated October 20, 1988 and Amendment No. 1, dated as of October 31, 1990.(3)

         10.7 Lease between Registrant and Chicago Title and Trust Company, dated as of December 3, 1990.(3)

         10.8 Agreement for Lease between Registrant, Walker Interactive Products International and Alton House Limited, dated as of March 18, 1991.(3)

         10.9 1993 Non-Employee Directors' Stock Option Plan, as amended to date. (electronic filing only)

         10.10 1994 Equity Incentive Plan, as amended to date. (electronic filing only)

         10.11 Agreement for the Sale and Purchase of The Solutions Group Limited by and among Walker Interactive Products International, and Adrian J. Dixon and Nigel G. Heath, dated as of June 30, 1995.(1)

         10.12 Form of Executive Employment Agreement entered into between Registrant and certain of its officers.(5)

         10.13 1995 Executive Employment Agreement between the Registrant and Leonard Y. Liu, as amended to date.(4),(7)

         10.14 1995 Non-Statutory Stock Option Plan for Non-Officer Employees, as amended to date. (electronic filing only)

         10.15 Lease between Registrant and Equitable Assurance Society of the United States, dated November 25, 1997.(10)

         10.16 1998 Executive Employment Agreement between the Registrant and Thomas W. Hubbs.(8)

         10.17 Form of Executive Severance Benefits Agreement entered into between the Registrant and certain of its employees.(7)

         21.1       Subsidiaries.

         23.1       Independent Auditors' Consent.

         24.1       Power of Attorney.  Reference is made to the signature page.

         27.1 Financial Data Schedule for fiscal year ended December 31, 1998 (electronic filing only)

               List of Management Contracts and Compensatory Plans:


                    1992 Employee Stock Purchase Plan, as amended to date.(9)

                    1989 Employee Stock Option Plan and related form of
                              Incentive Stock Option Grant and Supplemental Stock Option Grant.(3),(9)

                    1986 Employee Stock Purchase Plan and related form of
                              Employee Stock Purchase Agreement.(3)

                    1993 Non-Employee Directors' Stock Option Plan, as amended to date.

                    1995 Non-Statutory Stock Option Plan for Non-Officer
                              Employees, as amended to date.

                    Form of Indemnity Agreement entered into between Registrant and its directors and officers.(3)

                    Form of Executive Employment Agreement entered into between
                              Registrant and certain of its officers.(5)

                    1995 Executive Employment Agreement between the Registrant and Leonard Y. Liu, as amended to date.(4),(7)

                    1998 Executive Employment Agreement between the Registrant and Thomas W. Hubbs.(8)

                    Form of Executive Severance Benefits Agreement entered into between the Registrant and certain of its employees.(7)

_________________
(1) Incorporated by reference to the corresponding exhibit to the Current Report on Form 8-K, filed July 13, 1995. (2) Incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K for the year ending December 31, 1992.
(3) Incorporated by reference to the corresponding exhibit to the Registration Statement on Form S-1, as amended (Registration No. 33-45737).
(4) Incorporated by reference to the corresponding exhibit to the Quarterly Report on Form 10-Q for the quarter ending September 30,1995.
(5) Incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K for the year ending December 31, 1995.
(6) Incorporated by reference to the corresponding exhibit to the Current Report on Form 8-K, filed December 11, 1997.
(7) Incorporated by reference to the corresponding exhibit to the Quarterly Report on Form 10-Q for the quarter ending September 30, 1998.
(8) Incorporated by reference to the corresponding exhibit to the Quarterly Report on Form 10-Q for the quarter ending June 30, 1998.
(9) Incorporated by reference to the attachment of the Company's 1998 Proxy Statement.
(10) Incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K for the year ending December 31, 1997.