Form 10-Q
period 1999-03-31
WALKER INTERACTIVE SYSTEMS INC
filed 1999-05-14
CIK 883983

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                   FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

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

                            Yes    X     No ______
                                 -----

     There were 13,949,833 Shares of $.001 Par Value Common Stock outstanding as of May 11, 1999.

                       WALKER INTERACTIVE SYSTEMS, INC.
                                   FORM 10-Q
                                     INDEX

                        PART I.  FINANCIAL INFORMATION                    Page
                                                                          ----
ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

          Consolidated Balance Sheets as of March 31, 1999 and December
            31, 1998....................................................     3

          Consolidated Statements of Operations for the three months
            ended March 31, 1999 and 1998...............................     4

          Consolidated Statements of Cash Flows for the three months
            ended March 31, 1999 and 1998...............................     5

          Notes to Consolidated Financial Statements....................     6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS...................................     8

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....    15

                                   PART II.
                               OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K..............................    16

SIGNATURES..............................................................    17

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                       WALKER INTERACTIVE SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share amounts)

                                                                   MARCH         DECEMBER
                                      ASSETS                      31, 1999       31, 1998
                                                                 -----------    ----------
                                                                 (unaudited)
Current assets:
     Cash and cash equivalents                                   $     7,539    $   15,556
     Short-term investments                                            3,843         5,135
     Accounts receivable, net                                         32,560        30,457
     Prepaid expenses                                                  4,463         2,347
                                                                 -----------    ----------
        Total current assets                                          48,405        53,495

Long-term investments                                                  2,714         1,906
Property and equipment, net                                            4,889         4,962
Capitalized software, net                                             18,800        18,186
Deferred tax assets, net                                              13,138        12,501
Other assets                                                           2,595         4,047
                                                                 -----------    ----------

TOTAL ASSETS                                                     $    90,541    $   95,097
                                                                 ===========    ==========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued liabilities                    $    17,056    $   18,496
     Deferred revenue                                                 14,030        14,819
                                                                 -----------    ----------
        Total current liabilities                                     31,086        33,315

Deferred revenue                                                       1,949         1,600
Accrued rent                                                             980           954
Other long-term obligations                                            1,530         2,177
                                                                 -----------    ----------
        Total liabilities                                             35,545        38,046
                                                                 -----------    ----------

Commitments and Contingencies                                              -             -
Stockholders' equity:
     Common stock, $.001 par value: 50,000,000 shares
        authorized; issued 14,184,685 shares - March 31,
        1999; 14,184,685 shares - December 31, 1998                       14            14
     Additional paid-in capital                                       74,719        74,719
     Accumulated other comprehensive income                              121           232
     Accumulated deficit                                             (18,700)      (17,662)
     Treasury stock at cost (234,852 shares - March 31, 1999;
        49,207 shares - December 31, 1998)                            (1,158)         (252)
                                                                 -----------    ----------
        Total stockholders' equity                                    54,996        57,051
                                                                 -----------    ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $    90,541    $   95,097
                                                                 ===========    ==========

See notes to consolidated financial statements

                       WALKER INTERACTIVE SYSTEMS, INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                   (in thousands, except per share amounts)

                                                                             THREE MONTHS
                                                                            ENDED MARCH 31,
                                                                          1999          1998
                                                                       ----------    ----------
REVENUES:

     License                                                           $    3,390    $    6,407
     Maintenance                                                            7,909         7,725
     Consulting                                                            12,608         9,530
                                                                       ----------    ----------
        Total revenues                                                     23,907        23,662

OPERATING EXPENSES:

     Costs of revenues:
        Costs of licenses, maintenance and consulting                      11,444         9,736
        Amortization of capitalized software                                1,489         1,033
     Sales and marketing                                                    5,936         5,639
     Product development                                                    3,350         3,201
     General and administrative                                             3,601         2,723
                                                                       ----------    ----------
        Total operating expenses                                           25,820        22,332

Operating income (loss)                                                    (1,913)        1,330
        Interest income, net                                                  239           308
                                                                       ----------    ----------
Income (loss) before income taxes                                          (1,674)        1,638
        Income tax expense (benefit)                                         (636)          589
                                                                       ----------    ----------

NET INCOME (LOSS)                                                         ($1,038)   $    1,049
                                                                       ==========    ==========

BASIC NET INCOME (LOSS) PER SHARE                                          ($0.07)   $     0.08
                                                                       ==========    ==========

Shares used in computing
     basic net income (loss) per share                                     14,081        13,974
                                                                       ==========    ==========

DILUTED NET INCOME (LOSS)  PER SHARE                                       ($0.07)   $     0.07
                                                                       ==========    ==========

Shares used in computing
     diluted net income (loss) per share                                   14,081        15,100
                                                                       ==========    ==========

See notes to consolidated financial statements

                       WALKER INTERACTIVE SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                       THREE MONTHS
                                                                                      ENDED MARCH 31,
                                                                                  1999             1998
                                                                                --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:

       Net income (loss)                                                         ($1,038)        $  1,049
       Adjustments to reconcile net income (loss) to net cash
               provided (used) by operating activities:
               Depreciation and amortization                                       2,389            1,628
               Tax benefit of nonqualified stock options                               -               76
       Changes in operating assets and liabilities:
               Accounts receivable, net                                           (2,068)          (2,094)
               Prepaids & other assets                                              (876)            (199)
               Accounts payable & accrued liabilities                             (2,029)          (1,397)
               Deferred tax asset                                                   (637)             589
               Deferred revenue                                                     (477)          (1,059)
               Other                                                                 (70)             216
                                                                                --------         --------
                           Net cash used by operations                            (4,806)          (1,191)
                                                                                --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:

       Proceeds from employee stock purchase plan
               issuances and stock options exercised                                   -              218
       Treasury stock acquired                                                      (906)            (823)
       Capital lease payments                                                        (32)             (18)
       Repayment of borrowings                                                         -           (1,422)
                                                                                --------         --------
                           Net cash used by financing activities                    (938)          (2,045)
                                                                                --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:

       Purchases of short- and long-term investments                              (3,287)          (2,513)
       Maturities of short-term investments                                        2,250            5,650
       Sales of short-term investments                                             1,508              642
       Purchases of property                                                        (636)            (438)
       Additions to capitalized software                                          (2,098)          (1,935)
       Other                                                                         (10)               2
                                                                                --------         --------
                           Net cash provided (used) by investing activities       (2,273)           1,408
                                                                                --------         --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                         (8,017)          (1,828)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                   15,556            7,646
                                                                                --------         --------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                       $  7,539         $  5,818
                                                                                ========         ========

See notes to consolidated financial statements



                       WALKER INTERACTIVE SYSTEMS, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. SIGNIFICANT ACCOUNTING POLICIES
   -------------------------------

     BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for those periods. Results for the interim periods are not necessarily indicative of the results for the entire year. These consolidated financial statements and any notes thereto, should be read in conjunction with the audited consolidated financial statements included in the Walker Interactive Systems, Inc. Annual Report on Form 10-K for the year ended December 31, 1998.

     RECLASSIFICATIONS

     Certain previously reported amounts have been reclassified to confirm with the current presentation format.

2. EARNINGS PER SHARE
   ------------------

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

     The following is a summary of the calculation of the number of shares used in calculating basic and diluted EPS (in thousands):

                                                          THREE MONTHS
                                                         ENDED MARCH 31,
                                                          1999      1998
                                                       --------- ----------

     Shares used to compute basic EPS                     14,081     13,974
     Add: effect of dilutive securities                        -      1,126
                                                       --------- ----------
     Shares used to compute diluted EPS                   14,081     15,100
                                                       ========= ==========

3. COMPREHENSIVE INCOME
   --------------------

     SFAS No. 130 requires disclosure of total non-stockholder changes in equity, which include unrealized gains and losses on securities classified as available-for-sale under SFAS No. 115, foreign currency translation adjustments accounted for under SFAS No. 52, and minimum pension liability adjustments made pursuant to SFAS No. 87.

     The reconciliation of net income (loss) to comprehensive income (loss) for the three months ended March 31, 1999 and 1998 is as follows (in thousands):

                                                           THREE MONTHS
                                                          ENDED MARCH 31,
                                                        1999         1998
                                                     ----------   ----------
     Net income (loss)                                  ($1,038)      $1,049
     Other comprehensive income (loss)                     (111)           3
                                                     ----------   ----------
     Total comprehensive income (loss)                  ($1,149)      $1,052
                                                     ==========   ==========

                       WALKER INTERACTIVE SYSTEMS, INC.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The report on this Form 10-Q contains forward-looking statements, including statements related to working capital requirements and Year 2000 related issues. Discussions containing such forward-looking statements may be found in the material set forth in this section, generally and specifically herein under the captions "Liquidity and Capital Resources", "Year 2000 Readiness" and "Additional Risk Factors." Actual events or results may differ materially from those discussed herein. The Company disclaims any obligation to update these forward-looking statements as a result of subsequent events. The risk factors on pages 11 through 15, among others, should be considered in evaluating the Company's prospects and future financial performance.

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

The Company derives its revenues primarily from software licenses, software maintenance and professional consulting services. The Company's products and services are marketed primarily to Fortune 1000 companies and similarly-sized business and governmental organizations utilizing direct sales forces located in the Company's three geographic regions of North America, Europe and Asia Pacific.

RESULTS OF OPERATIONS
---------------------

REVENUES. The Company recorded total revenues of $23.9 million and $23.7 million for the three months ended March 31, 1999 and 1998, respectively. Although total revenues were relatively unchanged from 1998 to 1999, the Company's revenue mix had increases in consulting revenues offset by a decrease in license revenues. Maintenance revenues have remained relatively flat in 1999 from 1998.

License revenues in the first quarter of 1999 decreased $3.0 million or 47 percent from the three months ended March 31, 1998 primarily as a result of a decrease in license revenues generated from North American operations. Further contributing to the change were slight decreases in license revenues generated in Europe and the Asia Pacific region. The Company believes that the decrease in license revenues is primarily attributable to a general softness in the enterprise financial application software industry as a whole. The Company believes that potential customers are utilizing resources to ensure that current software applications are Year 2000 compatible instead of immediately purchasing and implementing new software applications. The ongoing downturn in the Asia Pacific economy continues to negatively impact license revenues generated in that region.

Consulting revenues of $12.6 million for the three months ended March 31, 1999 increased $3.1 million or 32 percent compared to $9.5 million for the comparable prior year period. Consulting revenues are generated from new and existing customers for services related to training, implementation, customization, migration, enhancement, Year 2000 readiness engagements, best practice consulting engagements and other special projects. The Company generates a majority of its consulting revenues from implementation-related projects. The increase in consulting revenues during the first quarter of 1999 is attributable to revenues generated from Year 2000 readiness engagements, best practice consulting engagements, and implementation-related projects associated with the Company's Tamaris, Aptos and Horizon product lines.

COSTS OF LICENSES, MAINTENANCE AND CONSULTING. Costs of licenses, maintenance and consulting represented 48 percent and 41 percent of total revenues for the three months ended March 31, 1999 and 1998, respectively. The increase is partly attributable to a decrease in license revenue which has a lower cost of revenue than consulting revenue. Further contributing to the increase in 1999 were lower profit margins in Europe associated with fixed-fee consulting engagements, partially offset by relatively higher profit margins recognized on Year 2000 readiness and best practice consulting engagements.

AMORTIZATION OF CAPITALIZED SOFTWARE. Amortization of capitalized software increased $0.5 million or 44 percent in 1999 compared to the same period in 1998. The increase is due to additional amortization associated with the Company's ongoing practice of evaluating the lives of capitalized software products and additional amortization resulting from recent product releases.

SALES AND MARKETING. In absolute dollars, sales and marketing expenses of $5.9 million for the three months ended March 31, 1999 increased $0.3 million or 5 percent compared to $5.6 million for the comparable prior year period. The increase is attributable to higher sales and marketing expenses in Europe and the Asia Pacific region as the Company opened sales offices during the first quarter of 1999. Partially offsetting the increase in international expenses was a reduction in sales and marketing expenses in North America as the Company reduced marketing and promotions in 1999 compared to 1998. As a percent of total revenues, sales and marketing expense increased to 25 percent in 1999 from 24 percent in 1998. The increase is attributable to higher sales and marketing expenses for 1999 coupled with relatively unchanged total revenues in 1999 when compared to the prior year.

PRODUCT DEVELOPMENT. Product development-related expenses, excluding amortization of capitalized software, are detailed as follows (in thousands):

                                                        THREE MONTHS
                                                       ENDED MARCH 31,
                                                      1999             1998
                                                  ------------     ------------
Product development costs including additions
 to capitalized software (gross)                    $  5,448         $  5,136
Less: additions to capitalized software                2,098            1,935
                                                  ------------     ------------
Product development expenses                        $  3,350         $  3,201
                                                  ============     ============

During the first quarter of 1999, the Company acquired $0.2 million in software technology which complemented internally developed products and related technology. Excluding the acquired software, gross product development expenses remained relatively unchanged. The decrease in additions to capitalized software in absolute dollars and as a percentage of gross product development costs is attributable to product development resources which were allocated to non-capitalizable projects. Historical additions to capitalized software, in absolute dollars and as a percentage of gross product development costs, are not a reliable indicator of additions to capitalized software that will be incurred in the future.

GENERAL AND ADMINISTRATIVE. General and administrative expenses were $3.6 million and $2.7 million for the three months ended March 31, 1999 and 1998, respectively. The increase of $0.9 million or 32 percent is attributable to increased usage of outside contractors and increased labor and facility expenses.

INCOME TAX EXPENSE (BENEFIT). Income tax expense (benefit) is recorded each quarter based on the Company's estimated effective income tax rate for the year. The Company estimates that the 1999 effective income tax rate will be 38 percent.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's operating activities used cash of $4.8 million in the first quarter of 1999 and $1.2 million during the comparable 1998 period. The Company's net loss of $1.0 million in the first quarter of 1999 compared to net income of $1.0 million in the same period of 1998 was the primary reason for the increase.

Financing activities used $0.9 million in cash during the first quarter of 1999 and $2.0 million during the same period in 1998. There were no proceeds from employee stock purchase plan issuances and stock options exercises in the first quarter of 1999 compared to $0.2 million in the same 1998 period. The Company used $0.9 million in cash in the first quarter of 1999 and $0.8 million in cash in the same 1998 period for the acquisition of common stock from the open market. All stock repurchases were made pursuant to resolutions of the Company's Board of Directors authorizing the repurchase of the Company's outstanding shares of common stock, which in aggregate is not to exceed a total cost of $17.5 million. As of March 31, 1999, the Company had acquired 1,007,000 shares of its common stock at a cost of $10.9 million. As of March 31, 1999, the Company had reissued 803,000 of the repurchased shares in connection with the Company's employee stock purchase plan, one of its employee stock option plans and the December 1997 acquisition of Revere.

In connection with the acquisition of Revere, the Company assumed a line of credit with an outstanding balance of $1.5 million. The outstanding balance on the assumed line of credit was subsequently paid in full in January 1998.

The Company has a line of credit in the amount of $6.0 million, secured by marketable securities. The line of credit expires on August 1, 1999. The Company has never borrowed against this line of credit.

Investing activities used cash of $2.3 million in the first quarter of 1999 compared to providing cash of $1.4 million for the same period in 1998. The increase in cash used is primarily attributable to a decrease in short-term maturities and an increase of investment purchases in 1999.

As of March 31, 1999, the Company's principal sources of liquidity included cash, cash equivalents and short- and long-term investments aggregating $14.1 million. The following sentence is a forward looking statement. The Company believes that its principal sources of liquidity, together with funds expected to be generated from operations, will satisfy the Company's currently anticipated working capital and capital expenditure requirements for at least the next twelve months.

YEAR 2000 READINESS
-------------------

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company's computer equipment and software and devices with imbedded technology that are time-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in normal business activities.

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

The costs and impact of the Year 2000 issue are based upon management's best estimates, which were derived using numerous assumptions regarding future events, including the continued availability of certain resources, the functioning of its products in accordance with specifications and other factors. There can be no assurance that these estimates will prove to be accurate and actual results could differ from those currently anticipated. Specific factors that could cause such material differences include, but are not limited to, the availability and cost of personnel trained in Year 2000 issues and the functioning of the Company's products in accordance with specifications. In addition, variability of definitions of "Year 2000 ready" and the number of products that the Company has sold, may lead to claims for which the impact on the Company is not currently estimable. No assurance can be given that the aggregate cost of defending and resolving such claims, if any, would not materially adversely affect the Company's business, results of operations or financial condition.

ADDITIONAL RISK FACTORS
-----------------------

The Company operates in a rapidly changing environment that involves numerous risks and uncertainties which could have a material adverse effect on the Company. The following discussion details some, but not all, of these risks and uncertainties.

LIQUIDITY AND CAPITAL RESOURCES.

There can be no assurance that the Company will not need to raise substantial additional capital to fund its operations in the future. There can be no assurance that additional financing will be available on acceptable terms or will be available at all.

FLUCTUATION IN OPERATING RESULTS.

The Company's operating results fluctuate as a result of a variety of factors including:

          (i)    the execution of new license agreements;
          (ii)   the shipment of software products;
          (iii)  customer acceptance criteria for services performed;
          (iv) completion of milestone or other significant development requirements pursuant to the Company's license agreements;
          (v) the financial terms of consulting agreements and the inclusion of fixed as opposed to variable pricing;
          (vi)   third-party royalty payments for licensed software;
          (vii)  the demand for the Company's products and services;
          (viii) changes in the Company's product mix;
          (ix) the development and launch of new products, and the life cycles of the Company's existing products;
          (x) research and development expenditures required to update and expand the Company's product portfolio and related third-party consulting costs;
          (xi) sales and marketing expenses generally related to the entry into new markets with new or existing products and maintenance of market share in existing markets;
          (xii) acquisitions and the integration and development of acquired entities or products;
          (xiii) competitive conditions in the industry; and
          (xiv)  general economic conditions.

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

The Company's quarterly operating results are particularly dependent on the number of license agreement bookings executed in each quarter. The amount of quarterly bookings has varied substantially from quarter to quarter due to a variety of reasons including:

          (i) a high proportion of license agreements are negotiated during the latter part of each quarter and may not be completed before the quarter end;
          (ii) the sales cycles for some of the Company's products are relatively long due to the Company's focus on "enterprise solutions" as opposed to individual products, which adds complexity to the customer's selection, negotiation and approval process;
          (iii) the amount related to each booking may vary significantly due to the need for different solutions for different customers;
          (iv) procurement procedures may vary from customer to customer, which may affect the timing of the bookings;
          (v) customers may continue to forego or delay software purchases due to increased attention and spending on Year 2000 related projects;
          (vi) the period for a customer to complete product evaluations and to complete any subsequent purchase approval may be delayed due to resource limitations; and
          (vii) economic, political and industrial conditions can adversely affect business opportunities without notice.

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

The Company believes that Year 2000 pressures have caused customers to forego or delay the licensing of new software as they utilize resources to ensure that their existing software products are Year 2000 ready. Continuation of this trend will have an adverse impact on Company revenues and results of operations. There can be no assurance that revenues will return to historical levels or obtain historical growth rates in the Year 2000 or beyond.

While the Company typically sells its software under a standard license agreement, license agreements associated with large enterprise solutions often require the negotiation of terms and conditions that differ substantially from the Company's standard license agreement terms. The negotiation of these agreements may extend the sales cycle. The Company may not always obtain terms and conditions that permit the recognition of revenue upon shipment of the licensed product or under the percentage of completion method of contract accounting rules. Accordingly, revenue may not be recognized after shipment of a product because specified milestones have not been met or because applicable services have not been completed or cash is secured.

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

The Company has historically generated a majority of its consulting revenue from pre- and post-implementation services. Recently, the Company has provided services which include, but are not limited to, Year 2000 readiness engagements, best practice solution engagements and other hardware and software solutions. The Company intends to continue its pursuit of consulting engagements for which the Company believes it is qualified. There can be no assurances that these engagements will result in profit margins equal to or greater than those engagements that are specific to a customer's product implementation. Also, there can be no assurances that consulting revenue generated from non-implementation-related projects will continue in the future.

Employee- and facility-related expenditures comprise a significant portion of the Company's operating costs and expenses, and are therefore relatively fixed over the short term. In addition, the Company's expense levels are based, in significant part, on the Company's forecasted revenue. If revenue levels fall below expectations, net income is likely to be adversely affected. There can be no assurance that the Company will be profitable on a quarterly or annual basis in the future. Any of the foregoing factors could cause the Company's future operating results to fall below the expectations of public securities market analysts, which could have an adverse effect on the trading price of the Company's common stock. See "Volatility of Stock Price."

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

INDUSTRY.

Certain software companies, including the Company, have experienced significant economic downturns as a result of technological shifts, competitive pressures and uncertainties caused by the Year 2000 transition. These downturns are characterized by decreased product demand, price erosion, work slowdowns and layoffs. The Company's operations may, in the future, experience substantial fluctuations from period to period because of such industry patterns and general economic and political conditions which could affect the timing of orders from customers. There can be no assurance that such factors will not have a materially adverse effect on the Company's business, operating results or financial condition.

INTERNATIONAL.

The Company plans to increase its presence in international markets by marketing its product lines in additional countries. Risks associated with such pursuits include, but are not limited to, the following:

          (i)    changing market demands,
          (ii)   economic and political conditions in foreign markets,
          (iii)  foreign exchange fluctuations, longer collections cycles,
          (iv) difficulty in managing a geographically dispersed organization and
          (v)    changes in international tax laws.

The downturn in the Asia Pacific business climate has had and may continue to have an adverse effect on some market opportunities. Operating results are likely to be adversely affected if the Company's expansion into international markets is not successful.

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

The Company encounters competition from a broader range of firms in the market for professional services. Principal competitors include Andersen Consulting, IBM Global Services and the consulting divisions of the major accounting firms. These competitors possess greater resources than the Company. Niche consulting firms which specialize in the Company's products also compete with the Company primarily on the basis of price.

The principal competitive factors in the market for business and financial applications software and services include:

          (i)    product functionality,
          (ii)   flexibility,
          (iii)  portability,

          (iv)   integration,
          (v)    reliability,
          (vi)   performance,
          (vii)  product availability,
          (viii) speed of implementation,
          (ix)   quality of customer support and user documentation,
          (x)    vendor reputation,
          (xi)   experience,
          (xii)  financial stability,
          (xiii) cost effectiveness and
          (xiv)  price.

The Company believes that it competes favorably with respect to these factors. There can be no assurance, however, that the Company will be able to compete successfully in the future.

RAPID TECHNOLOGICAL CHANGE.

The software industry is characterized by rapid technological change. The pace of change has accelerated due to advances in mainframe and client/server technology and the growth in Internet, Intranet and extranet utilization. The Company expects to evaluate potential opportunities and may invest in those which are compatible with the Company's strategic direction. However, there can be no assurance that any such investments will be profitable. The Company's products are also designed primarily for use with certain mainframe and client/server systems. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete. Accordingly, the Company's future success depends in part upon its ability to continue to enhance its current products and to develop and introduce new products that respond to evolving customer requirements and keep pace with technological development and emerging industry standards, such as new operating systems, hardware platforms, interfaces and third party applications software. There can be no assurances that:

          (i) the Company will be successful in developing and marketing product enhancements or new products that respond to technological change, changes in customer requirements or emerging industry standards;
          (ii) the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of such products and enhancements; or
          (iii) any new products or enhancements that it may introduce will achieve market acceptance.

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

EMPLOYEES.

The Company believes that its continued success will depend in large part upon its ability to attract, train and retain highly-skilled technical, sales, marketing and managerial personnel. Because of a high level of demand, competition for such personnel is intense and the Company sometimes experiences difficulty in locating candidates with appropriate qualifications or within desired geographic locations. Revenue growth is dependent on the Company's ability to attract, train, retain and productively manage such personnel.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

No material changes have occurred since December 31, 1998.

PART II.  OTHER INFORMATION
---------------------------

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

                 10.2    1992 Employee Stock Purchase Plan, as amended to date
                 10.9 1993 Non-Employee Directors' Stock Option Plan, as amended to date
                 10.14 1995 Non-Statutory Stock Option Plan for Non-Officer Employees , as amended to date
                 10.18 Separation Agreement between Barbara M. Hubbard and the Registrant.
                 27.1    Financial Data Schedule (electronic filing only)

          (b)  Reports on Form 8-K

               The Company filed no reports on Form 8-K during the quarter ended March 31, 1999.

                       WALKER INTERACTIVE SYSTEMS, INC.
                                   FORM 10-Q
                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       WALKER INTERACTIVE SYSTEMS, INC.
                       --------------------------------
                                 (REGISTRANT)




Date:  May 14, 1999                   By:   /s/ Michael B. Shahbazian
       ------------                        --------------------------
                                           Michael B. Shahbazian
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)

                       WALKER INTERACTIVE SYSTEMS, INC.
                                   FORM 10-Q
                               INDEX TO EXHIBITS

10.2      1992 Employee Stock Purchase Plan, as amended to date (1)
10.9      1993 Non-Employee Directors' Stock Option Plan, as amended to date (1)
10.14 1995 Non-Statutory Stock Option Plan for Non-Officer Employees, as amended to date
10.18     Separation Agreement between Barbara M. Hubbard and the Registrant
27.1      Financial Data Schedule (electronic filing only)

(1) Incorporated by reference to the attachment to the Company's 1999 Proxy Statement.