Form 10-Q
period 1999-06-30
WALKER INTERACTIVE SYSTEMS INC
filed 1999-08-16
CIK 883983

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                   FORM 10-Q


             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-19872


                        WALKER INTERACTIVE SYSTEMS, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                  95-2862954
          --------                                  ----------
   State or other jurisdiction                   (I.R.S. Employer
of incorporation or organization)              Identification Number)



                  303 Second Street, San Francisco, CA  94107
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

                           Yes    X    No
                                -----     ------


 There were 14,013,999 Shares of $.001 Par Value Common Stock outstanding as of
                                August 10, 1999.

                        WALKER INTERACTIVE SYSTEMS, INC.
                                   FORM 10-Q
                                     INDEX

                                 PART I.  FINANCIAL INFORMATION                                                       Page
                                                                                                                      ----
Item 1.     Consolidated Financial Statements

            Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998....................................    3

            Consolidated Statements of Operations for the three and six months ended June 30, 1999 and 1998..........    4

            Consolidated Statements of Cash Flows for the three and six months ended June 30, 1999 and 1998..........    5

            Notes to Consolidated Financial Statements...............................................................    6

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations....................    9

Item 3.     Quantitative and Qualitative Disclosures About Market Risk...............................................   18

Item 4.     Submission of Matters to a Vote of Security Holders......................................................   19

                                 PART II.  OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K.........................................................................   20

Signatures  .........................................................................................................   21

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       WALKER INTERACTIVE SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share amounts)

                                                                        JUNE                 DECEMBER
                                   ASSETS                             30, 1999               31, 1998
                                                                   -----------             ------------
                                                                    (unaudited)
Current assets:
      Cash and cash equivalents                                      $  12,000                $  15,556
      Short-term investments                                             5,956                    5,135
      Accounts receivable, net                                          28,870                   30,457
      Prepaid expenses                                                   3,469                    2,347
                                                                   -----------             ------------
                     Total current assets                               50,295                   53,495

Long-term investments                                                    5,432                    1,906
Property and equipment, net                                              4,765                    4,962
Capitalized software, net                                               13,154                   18,186
Deferred tax assets, net                                                     -                   12,501
Other assets                                                               549                    4,047
                                                                   -----------             ------------
TOTAL ASSETS                                                         $  74,195                $  95,097
                                                                   ===========             ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable and accrued liabilities                       $  19,868                $  18,496

      Deferred revenue                                                  18,094                   14,819
                                                                   -----------             ------------

                     Total current liabilities                          37,962                   33,315


Deferred revenue                                                         3,280                    1,600
Accrued rent                                                             1,004                      954
Other long-term obligations                                              2,562                    2,177
                                                                   -----------             ------------
                     Total liabilities                                  44,808                   38,046
                                                                   -----------             ------------

Commitments and Contingencies                                                -                        -

Stockholders' equity:
      Common stock, $.001 par value: 50,000,000 shares
         authorized; issued 14,013,999 shares - June 30, 1999;
         14,184,685 shares - December 31, 1998                              14                       14
      Additional paid-in capital                                        74,116                   74,719
      Accumulated other comprehensive income                                 2                      232
      Accumulated deficit                                              (44,571)                 (17,662)
      Treasury stock at cost (64,166 shares - June 30, 1999;
         49,207 shares - December 31, 1998)                               (174)                    (252)
                                                                   -----------             ------------
                     Total stockholders' equity                         29,387                   57,051
                                                                   -----------             ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $  74,195                $  95,097
                                                                   ===========             ============

See notes to consolidated financial statements

                       WALKER INTERACTIVE SYSTEMS, INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                   (in thousands, except per share amounts)

                                                                            THREE MONTHS                      SIX MONTHS
                                                                           ENDED JUNE 30,                   ENDED JUNE 30,
                                                                       1999             1998            1999             1998
REVENUES:                                                            ---------       -----------     ----------       ----------
    License                                                           $  4,778           $ 5,560       $  8,168          $11,967
    Maintenance                                                          8,038             7,602         15,947           15,327
    Consulting                                                          12,528            12,278         25,136           21,808
                                                                     ---------       -----------     ----------       ----------
                    Total revenues                                      25,344            25,440         49,251           49,102

OPERATING EXPENSES:
    Costs of revenues:
                    Costs of licenses, maintenance and consulting       11,520            10,522         22,964           20,258
                    Amortization of capitalized software                 1,140             1,037          2,629            2,070
    Sales and marketing                                                  5,707             5,698         11,643           11,337
    Product development                                                  4,112             3,191          7,462            6,392
    General and administrative                                           3,696             3,173          7,297            5,896
    Write-down of capitalized research and
                    development and associated goodwill                  9,003                 -          9,003                -
    Restructuring charges                                                3,134                 -          3,134                -
                                                                     ---------       -----------     ----------       ----------
                    Total operating expenses                            38,312            23,621         64,132           45,953

Operating income (loss)                                                (12,968)            1,819        (14,881)           3,149
                    Interest income, net                                   234               276            473              584
                                                                     ---------       -----------     ----------       ----------
Income (loss) before income taxes                                      (12,734)            2,095        (14,408)           3,733
                    Income tax expense                                  13,137               755         12,501            1,344
                                                                     ---------       -----------     ----------       ----------
NET INCOME (LOSS)                                                     $(25,871)          $ 1,340       $(26,909)         $ 2,389
                                                                     =========       ===========     ==========       ==========

BASIC NET INCOME (LOSS) PER SHARE                                       $(1.85)            $0.10         $(1.92)           $0.17
                                                                     =========       ===========     ==========       ==========

Shares used in computing
    basic net income (loss) per share                                   13,965            13,978         14,022           13,976
                                                                     =========       ===========     ==========       ==========

DILUTED NET INCOME (LOSS)  PER SHARE                                    $(1.85)            $0.09         $(1.92)           $0.16
                                                                     =========       ===========     ==========       ==========
Shares used in computing
    diluted net income (loss) per share                                 13,965            15,196         14,022           15,140
                                                                     =========       ===========     ==========       ==========

See notes to consolidated financial statements

                        WALKER INTERACTIVE SYSTEMS, INC
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (in thousands)

                                                                                              SIX MONTHS
                                                                                            ENDED JUNE 30,
                                                                                      1999                  1998
                                                                                    --------               -------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net Income (loss)                                                              $(26,909)              $ 2,389
     Adjustments to reconcile net income (loss) to net cash
          provided by operating activities:
          Depreciation and amortization                                                4,325                 3,267
          Tax benefit of nonqualified stock options                                        -                   203
          Write-down of capitalized research and
                development and associated goodwill                                    9,003                     -
     Changes in operating assets and liabilities:
          Accounts receivable, net                                                     1,587                (3,690)
          Prepaids & other assets                                                     (1,122)                 (363)
          Accounts payable & accrued liabilities                                       1,589                (2,376)
          Deferred tax asset                                                          12,501                 1,344
          Deferred revenue                                                             4,955                (1,178)
          Other                                                                           77                   486
                                                                                    --------               -------
                Net cash provided by operations                                        6,006                    82
                                                                                    --------               -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from employee stock purchase plan
          issuances and stock options exercised                                          381                 1,201
     Treasury stock acquired                                                            (906)               (1,578)
     Capital lease and loan payments                                                     (71)                  (43)
     Repayment of borrowings                                                               -                (1,422)
                                                                                    --------               -------
                Net cash used by financing activities                                   (596)               (1,842)
                                                                                    --------               -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of short- and long-term investments                                    (8,540)               (3,256)
     Maturities of short-term investments                                              2,625                 8,150
     Sales of short-term investments                                                   1,508                 5,221
     Purchases of property                                                            (1,192)                 (966)
     Additions to capitalized software                                                (3,184)               (3,719)
     Effective exchange rate changes on cash                                            (169)                  (19)
     Other                                                                               (14)                    7
                                                                                    --------               -------
                Net cash provided (used) by investing activities                      (8,966)                5,418
                                                                                    --------               -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (3,556)                3,658

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                       15,556                 7,646
                                                                                    --------               -------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                           $ 12,000               $11,304
                                                                                    ========               =======

See notes to consolidated financial statements

                        WALKER INTERACTIVE SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   SIGNIFICANT ACCOUNTING POLICIES
--   -------------------------------

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

2.   EARNINGS PER SHARE
--   ------------------

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

     The following is a summary of the calculation of the number of shares used in calculating basic and diluted EPS (in thousands):


                                                        THREE MONTHS                 SIX MONTHS
                                                       ENDED JUNE 30,              ENDED JUNE 30,
                                                     1999          1998          1999          1998
                                                 ------------  ------------  ------------  ------------
Shares used to compute basic EPS                       13,965        13,978        14,022        13,976
Add: effect of dilutive securities                          -         1,218             -         1,164
                                                 ------------  ------------  ------------  ------------
Shares used to compute diluted EPS                     13,965        15,196        14,022        15,140
                                                 ============  ============  ============  ============

3.   COMPREHENSIVE INCOME
--   --------------------

     SFAS No. 130 requires disclosure of total non-stockholder changes in equity, which include unrealized gains and losses on securities classified as available-for-sale under SFAS No. 115, foreign currency translation adjustments accounted for under SFAS No. 52, and minimum pension liability adjustments made pursuant to SFAS No. 87.

     The reconciliation of net income (loss) to comprehensive income (loss) for the three and six months ended June 30, 1999 and 1998 is as follows (in thousands):

                                                         THREE MONTHS                   SIX MONTHS
                                                        ENDED JUNE 30,                ENDED JUNE 30,
                                                     1999           1998           1999           1998
                                                 ------------   ------------   ------------   ------------
Net income (loss)                                    $(25,871)        $1,340       $(26,909)        $2,389
Other comprehensive loss                                 (119)           (13)          (230)           (10)
                                                 ------------   ------------   ------------   ------------
Total comprehensive income (loss)                    $(25,990)        $1,327       $(27,139)        $2,379
                                                 ============   ============   ============   ============


4.  RESTRUCTURING CHARGES
--  ---------------------

     During the quarter ended June 30, 1999, the Board of Directors approved a plan to realign Walker's focus on its core financial and analytic applications. Associated with this change in strategy, the Board of Directors approved steps to restructure its operations to increase operating efficiencies. The Company will focus on the Tamaris and Horizon product lines, specifically investing in Web-enabled functionality. The Company will continue to support its Aptos and IMMPOWER customers, focusing sales and marketing on certain geographic regions, but will limit its investment in these applications. During the quarter ended June 30, 1999, the Company recorded a pretax charge of $12.1 million in connection with the change in strategic direction and the related cost restructuring.

     The Company re-evaluated capitalized research and development carrying amounts, and associated goodwill, against related estimated undiscounted cashflows. The evaluation indicated that the future undiscounted cashflows were not sufficient to recover the carrying values of some assets. These assets were adjusted to net realizable value resulting in a charge of $5.3 million associated with IMMPOWER and Aptos capitalized research and development costs and $3.2 million related to goodwill. The Company additionally wrote-off $0.5 million in capitalized research and development costs which had no future value.

     Costs associated with office consolidations in Europe and North America resulted in a pretax charge of $3.1 million which was required to cover costs of reducing certain areas of the workforce and facilities to levels more appropriate to current and expected business requirements. A charge of $2.0 million was recognized to cover costs associated with excess facilities. The Company intends to continue to search for tenants to sublet any vacant excess facilities. The Company also recognized a charge of $1.1 million due to the reduction in workforce; 40 employees were terminated in the quarter ended June 30, 1999 or will be terminated as a result of the Company's realignment strategy. Of the total, 14 were in product development, 13 were in administrative and finance positions, nine were engaged in sales and marketing, and four were in customer support.
     All terminated employees were informed of their terminations by June 30, 1999.

     Restructuring charges taken during the second quarter of 1999 and related charges against respective liabilities are as follows (in thousands):

                                                                                           Expected           Expected
                                        Restructuring    Charges to    Balance at    charges to liability    balance at
                                           charges        liability   June 30, 1999         in 1999         Dec 31, 1999
                                        --------------------------------------------------------------------------------
Termination payments
  to employees                                $ 1,145       $  (280)         $  865               $  (473)        $  392
Facility Closures:                              1,989             -           1,989                  (530)         1,459
Write-down of capitalized
  research and development                      5,788        (5,788)              -                                    -
Goodwill impairment                             3,215        (3,215)              -                                    -
                                        --------------------------------------------------------------------------------
                                              $12,137       $(9,283)         $2,854               $(1,003)        $1,851
                                        ================================================================================

     Subsequent to December 31, 1999, the remaining expected charges against liabilities will be attributable to termination payments to employees and future lease payments on excess facilities.

                        WALKER INTERACTIVE SYSTEMS, INC.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The report on this Form 10-Q contains forward-looking statements, including statements related to prospects associated with certain product lines, working capital requirements and Year 2000 related issues. Discussions containing such forward-looking statements may be found in the material set forth in this section, generally and specifically herein under the captions "Restructuring Charges", "Liquidity and Capital Resources", "Year 2000 Readiness" and "Additional Risk Factors." Actual events or results may differ materially from those discussed herein. The Company disclaims any obligation to update these forward-looking statements as a result of subsequent events. The risk factors on pages 14 through 18, among others, should be considered in evaluating the Company's prospects and future financial performance.

Walker Interactive Systems, Inc.(TM) (hereinafter "Walker" or the "Company") was incorporated in California in 1973 and reincorporated in Delaware in March 1992. Walker designs, develops, markets and supports, on an international basis, a family of network computing and client server based enterprise wide financial, operational and analytic application software products and related services. These products and services enable organizations to improve profitability through the availability of timely and accurate information, reflect new business processes as a result of organizational change and exploit the latest technological advances in order to reduce costs.

Walker designs its software products specifically for the network computing and client/server models and believes that its architecture is among the most scalable and adaptable available for enterprise-level financial and analytical applications software. The Company's strategy is to offer enterprise wide financial, operational and analytical application software solutions, and related services, to a variety of industries with best-of-breed software products utilized in a wide variety of cross-industry solutions. The Walker applications support and enhance enterprise-wide financial, operational and analytic processes, including planning, budgeting, forecasting, consolidation, financial management, performance measurement, revenue and procurement management. The Company's software products utilize the Microsoft Windows operating systems on the desktop, NT, UNIX and OS/390 operating systems on the server and industry-leading On Line Analytical Processing ("OLAP"), Relational Database Management Systems ("RDBMS") including Hyperion Solutions Essbase, IBM's DB2, Oracle Express and Microsoft SQL/Server.

The Tamaris product line represents the Company's core suite of business and financial solutions utilizing the power of the enterprise server, while the Aptos suite of financial applications runs on UNIX and Windows NT servers. The Company also develops and markets Horizon(TM) best-of-breed analytic applications which provide financial reporting, budgeting and financial consolidation solutions. The Horizon analytic applications products integrate with Tamaris and also work standalone with leading Enterprise Resource Planning ("ERP") applications.

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

RESTRUCTURING CHARGES
---------------------

During the quarter ended June 30, 1999, the Board of Directors approved a plan to realign Walker's focus on its core financial and analytic applications. Associated with this change in strategy, the Board of Directors approved steps to restructure its operations to increase operating efficiencies. The Company will focus on the Tamaris and Horizon product lines, specifically investing in Web-enabled functionality. The Company will continue to support its Aptos and IMMPOWER customers, focusing sales and marketing on certain geographic regions, but will limit its investment in these applications. During the quarter ended June 30, 1999, the Company recorded a pretax charge of $12.1 million in connection with the change in strategic direction and the related cost restructuring.

The Company re-evaluated capitalized research and development carrying amounts, and associated goodwill, against related estimated undiscounted cashflows. The evaluation indicated that the future undiscounted cashflows were not sufficient to recover the carrying values of some assets. These assets were adjusted to net realizable value resulting in a charge of $5.3 million associated with IMMPOWER and Aptos capitalized research and development costs and $3.2 million related to goodwill. The Company additionally wrote-off $0.5 million in capitalized research and development costs which had no future value.

Costs associated with office consolidations in Europe and North America resulted in a pretax charge of $3.1 million which was required to cover costs of reducing certain areas of the workforce and facilities to levels more appropriate to current and expected business requirements. A charge of $2.0 million was recognized to cover costs associated with excess facilities. The Company intends to continue to search for tenants to sublet any vacant excess facilities. The Company also recognized a charge of $1.1 million due to the reduction in workforce; 40 employees were terminated in the quarter ended June 30, 1999 or will be terminated as a result of the Company's realignment strategy. Of the total, 14 were in product development, 13 were in administrative and finance positions, nine were engaged in sales and marketing, and four were in customer support. All terminated employees were informed of their terminations by June 30, 1999.

Restructuring charges taken during the second quarter of 1999 and related charges against respective liabilities are as follows (in thousands):

                                                                                           Expected           Expected
                                        Restructuring    Charges to    Balance at    charges to liability    balance at
                                           charges        liability   June 30, 1999         in 1999         Dec 31, 1999
                                        --------------------------------------------------------------------------------
Termination payments
  to employees                                $ 1,145       $  (280)         $  865               $  (473)        $  392
Facility Closures:                              1,989             -           1,989                  (530)         1,459
Write-down of capitalized
  research and development                      5,788        (5,788)              -                                    -
Goodwill impairment                             3,215        (3,215)              -                                    -
                                        --------------------------------------------------------------------------------
                                              $12,137       $(9,283)         $2,854               $(1,003)        $1,851
                                        ================================================================================

Subsequent to December 31, 1999, the remaining expected charges against liabilities will be attributable to termination payments to employees and future lease payments for excess facilities.

The following paragraph contains forward-looking statements. Walker will continue to evaluate its reserves in the future which may result in additional charges associated with the Company's change in strategy or ongoing cost reduction program. There can be no assurance that Walker will or will not dispose or sell assets, liabilities and/or intellectual property associated with the IMMPOWER or Aptos product lines.

RESULTS OF OPERATIONS
---------------------

REVENUES.   The Company recorded total revenues of $25.3 million and $25.4 million for the three months ended June 30, 1999 and 1998, respectively. For the first half of 1999, total revenues for the Company were $49.3 million compared to $49.1 million for the same period last year. Although total revenues for the first half of 1999 were relatively unchanged from 1998 to 1999, the Company's revenue mix had increases in consulting revenues offset by a decrease in license revenues. Maintenance revenues have remained relatively flat for the first half of 1999 from 1998.

License revenues for the current quarter decreased $0.8 million or 14 percent from the second quarter of 1998 to $4.8 million in the comparable 1999 period. Second quarter 1999 license revenues increased in North America and in the Asia Pacific region, offset by a decrease in license revenue in Europe. For the first half of 1999, license revenues decreased $3.8 million or 32 percent from $12.0 million in 1998 to $8.2 million in 1999. For the first half of 1999, license revenues decreased in all regions except for Asia Pacific, where license revenues were relatively unchanged. During the second quarter of 1998, license revenues recognized in Europe reached record levels, which were not attained in 1999. The Company believes the decrease in license revenues in 1999 is primarily attributable to a general softness in the enterprise financial application software industry as a whole. The Company believes that potential customers are utilizing resources to ensure that current software applications are Year 2000 compatible instead of immediately purchasing and implementing new software applications. The ongoing downturn in the Asia Pacific economy continues to restrict license revenue growth in that region.

Consulting revenues were relatively flat at $12.5 million and $12.3 million for the three months ended June 30, 1999 and 1998, respectively. For the first half of 1999, consulting revenues increased 15 percent to $25.1 million compared to $21.8 million for the comparable prior year period. Consulting revenues are generated from new and existing customers for services related to training, implementation, customization, migration, enhancement, Year 2000 readiness engagements, best practice consulting engagements and other special projects. The Company generates a majority of its consulting revenues from implementation-related projects. The increase in consulting revenues during the first half of 1999 is attributable to revenues generated from Year 2000 readiness engagements, best practice consulting engagements, and migration-related projects associated with the Company's Tamaris, Aptos and Horizon product lines.

COSTS OF LICENSES, MAINTENANCE AND CONSULTING. Costs of licenses, maintenance and consulting represented 45 percent and 41 percent of total revenues for the three months ended June 30, 1999 and 1998, respectively. For the six months ended June 30, 1999, costs of licenses, maintenance and consulting represented 47 percent compared to 41 percent in 1998. Contributing to the increase in the ratio of costs of licenses, maintenance and consulting over total revenues for 1999 were lower profit margins in Europe associated with fixed-fee consulting engagements, partially offset by relatively higher profit margins recognized on Year 2000 readiness and best practice consulting engagements. A decrease in total license revenues, which generally have a higher profit margin compared to consulting revenue, has negatively impacted cost of licenses, maintenance and consulting as a percent of total revenues. Further contributing to the increase in the percent of cost of licenses, maintenance and consulting of total revenues was an increase in the proportion of license sales which incorporate third party technology.

AMORTIZATION OF CAPITALIZED SOFTWARE. Amortization of capitalized software increased $0.1 million or 10 percent in the second quarter of 1999 compared to the same period in 1998. For the six months ended June 30, 1999, amortization of capitalized software increased 27 percent to $2.6 million compared to $2.1 million for the same period in 1998. The increase is due to additional amortization associated with the Company's ongoing practice of evaluating the lives of capitalized software products and additional amortization resulting from recent product releases. Offsetting the increase in amortization is the decrease in amortization associated with products which have been written off as part of the restructuring in the second quarter of 1999.

SALES AND MARKETING. In absolute dollars, sales and marketing expenses were flat at $5.7 million for the three months ended June 30, 1999 and 1998. Sales and marketing expenses increased $0.3 million or three percent to $11.6 million for the first half of 1999 compared to $11.3 million for the same prior year period. Due to newly opened sales offices during the first quarter of 1999, sales expenses in Europe for the first half of 1999 and in the Asia Pacific region for the first quarter of 1999 increased over the prior year. Offsetting the increase was a reduction in marketing expenses in North America as the Company reduced headcount and marketing promotions in 1999 compared to 1998.

PRODUCT DEVELOPMENT. Product development-related expenses, excluding amortization of capitalized software, are detailed as follows (in thousands):

                                                          THREE MONTHS                    SIX MONTHS
                                                         ENDED JUNE 30,                 ENDED JUNE 30,
                                                      1999            1998           1999           1998
                                                 -------------   -------------   ------------   ------------
Product development costs, including additions
 to capitalized software  (gross)                      $ 5,386         $ 4,975        $10,596        $10,111
Less: additions to capitalized software                 (1,274)         (1,784)        (3,134)        (3,719)
                                                 -------------   -------------   ------------   ------------
Product development expenses                           $ 4,112         $ 3,191        $ 7,462        $ 6,392
                                                 =============   =============   ============   ============

During the first quarter of 1999, the Company acquired $0.2 million in software technology which complemented internally developed products and related technology. Excluding the acquired software, gross product development expenses increased slightly due to increased costs associated with the Horizon and Tamaris product lines. The decrease in additions to capitalized software in absolute dollars and as a percentage of gross product development costs is attributable to product development resources which were allocated to non-capitalizable projects. Historical additions to capitalized software, in absolute dollars and as a percentage of gross product development costs, are not a reliable indicator of additions to capitalized software that will be incurred in the future.

GENERAL AND ADMINISTRATIVE. General and administrative expenses were $3.7 million and $3.2 million for the three months ended June 30, 1999 and 1998,
respectively.   For the first half of the 1999, general and administrative expenses were $7.3 million and $5.9 million for the same period in 1998. The increase of $1.4 million or 24 percent for the first half on 1999 is attributable to increased usage of outside contractors and increased labor expenses.

INCOME TAX EXPENSE. Due to the change in strategic direction and the timing of expiration of certain tax credits, the Company recorded a valuation allowance in the second quarter of $13.1 million to fully reserve its deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's operating activities provided cash of $5.8 million in the first half of 1999 and $0.1 million during the comparable 1998 period. The change in deferred revenue was the primary factor contributing to cash provided from operation. Offsetting the cash proceeds was the Company's net loss of $26.9 million for the six months ended June 30, 1999.

Financing activities used $0.6 million in cash during the first half of 1999 and $1.8 million during the same period in 1998. There were proceeds of $0.4 million from the employee stock purchase plan issuances during the first half of 1999 compared to $1.2 million from employee stock purchase plan issuances and
stock option exercises in the comparable 1998 period.    The Company used $0.9
million in cash in the first half of 1999 and $1.6 million in cash in the comparable 1998 period for the acquisition of common stock from the open market. All stock repurchases were made pursuant to resolutions of the Company's Board of Directors authorizing the repurchase of the Company's outstanding shares of common stock, which in aggregate is not to exceed a total cost of $17.5 million. As of June 30, 1999, the Company had acquired 1,007,000 shares of its common stock at a cost of $10.9 million. As of June 30, 1999, the Company had reissued 974,000 of the repurchased shares in connection with the Company's employee stock purchase plan, one of its employee stock option plans and the December 1997 acquisition of Revere, Inc. ("Revere").

In connection with the acquisition of Revere, the Company assumed a line of credit with an outstanding balance of $1.5 million. The outstanding balance on the assumed line of credit was subsequently paid in full in January 1998.

The Company has a line of credit in the amount of $6.0 million, secured by marketable securities. The line of credit expires on September 1, 1999. The Company has never borrowed against this line of credit.

Investing activities used cash of $8.8 million in the first half of 1999 compared to providing cash of $5.4 million for the same period in 1998. The increase in cash used is primarily attributable to an increase of investment purchases in 1999.

As of June 30, 1999, the Company's principal sources of liquidity included cash, cash equivalents and short- and long-term investments aggregating $23.4 million. The following sentence is a forward looking statement. The Company believes that its principal sources of liquidity, together with funds expected to be generated from operations, will satisfy the Company's currently anticipated working capital and capital expenditure requirements for at least the next twelve months.

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

OTHER MATTERS
-------------

On July 14, 1999, the Company announced that they commenced a search for a new Chief Executive Officer.

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

The Company has entered and expects to enter into fixed-price consulting agreements, particularly in response to increased competition in the industry. The Company has recognized lower profit margins on certain fixed-price service agreements when compared to variable agreements. No assurance can be given that the Company will be able to negotiate fixed-price agreements on terms that will allow the Company to retain its historical operating margins.

The Company has historically generated a majority of its consulting revenue from pre- and post-implementation services. Recently, the Company has provided services which include, but are not limited to, Year 2000 readiness engagements, best practice solution engagements and other hardware and software solutions. The Company intends to continue its pursuit of consulting engagements for which the Company believes it is qualified. There can be no assurance that these engagements will result in profit margins equal to or greater than those engagements that are specific to a customer's product implementation. Also, there can be no assurance that consulting revenue generated from non-implementation-related projects will continue in the future.

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

RELIANCE ON THIRD PARTY TECHNOLOGY.

The Company generates revenue from internally developed software products, some of which utilize technology licensed from third parties. The Company expects to continue utilizing third party technology and may enter into agreements with additional business partners. If sales of software utilizing third party technology increase disproportionately, gross margins may be below historical levels due to third party royalty obligations. There can be no assurance that the third parties will renew existing agreements with the Company or will not require financial conditions which are unfavorable to the Company. In addition, there can be no assurance that existing third party agreements will not be terminated.

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

INTERNATIONAL.

The Company plans to increase its presence in international markets by marketing its Tamaris, Horizon and consulting and services products. The Aptos and IMMPOWER product lines will be focused in the geographic areas that have traditionally proven successful. Risks associated with such pursuits include, but are not limited to, the following:

    (i)      changing market demands,
    (ii)     economic and political conditions in foreign markets,
    (iii)    foreign exchange fluctuations,
    (iv)     longer collections cycles,
    (v)      difficulty in managing a geographically dispersed organization and
    (vi)     changes in international tax laws.

The downturn in the Asia Pacific business climate had and continues to have an adverse effect on some market opportunities. Operating results are likely to be adversely affected if the Company's expansion into international markets is not successful.

COMPETITION.

The business and financial applications software market for complex organizations is intensely competitive. The Company's principal competitors with Tamaris solutions are SAP AG, Oracle Corporation and PeopleSoft, Inc. With the Horizon suite of products, the Company principally competes with Hyperion Solutions Corporation, and Comshare, Inc. With Aptos solutions, the Company principally competes with Oracle Corporation, Lawson Software, Inc., Platinum Software, Inc., and Systems Union Group Ltd. With the IMMPOWER suite of products, the Company principally competes with Datastream/SQL, Indus International, Marcam, Mincom, PSDI and SAP AG.

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

The principal competitive factors in the market for business and financial applications software and services include:

    (i)     product functionality,
    (ii)    flexibility,
    (iii)   portability,
    (iv)    integration,
    (v)     reliability,
    (vi)    performance,
    (vii)   product availability,
    (viii)  speed of implementation,
    (ix)    quality of customer support and user documentation,
    (x)     vendor reputation,
    (xi)    experience,
    (xii)   financial stability,
    (xiii)  cost effectiveness, and
    (xiv)   price.

The Company believes that it competes favorably with respect to these factors. There can be no assurance, however, that the Company will be able to compete successfully in the future.

RAPID TECHNOLOGICAL CHANGE.

The software industry is characterized by rapid technological change. The pace of change has accelerated due to advances in mainframe and client/server technology and the growth in Internet, Intranet and extranet utilization. The Company expects to evaluate potential opportunities and may invest in those which are compatible with the Company's strategic direction. However, there can be no assurance that any such investments will be profitable. The Company's products are also designed primarily for use with certain mainframe and client/server systems. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete. Accordingly, the Company's future success depends in part upon its ability to continue to enhance its current products and to develop and introduce new products that respond to evolving customer requirements and keep pace with technological development and emerging industry standards, such as new operating systems, hardware platforms, interfaces and third party applications software. There can be no assurance that:

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

The majority of the Company's revenues are denominated in the U.S. dollar. The Company does not engage in interest rate swaps or enter into foreign currency forward contracts.

No material changes have occurred since December 31, 1998.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of Stockholders of Walker Interactive Systems, Inc. was held on May 20, 1999.

(b) William A. Hasler, Leonard Y. Liu and David C. Wetmore were elected to the Board of Directors to hold office until the 2002 Annual Meeting of Stockholders. The Directors whose term of office as Director continued after the meeting were: Richard C. Alberding, Tania Amochaev and John M. Lillie.

(c) The matters voted upon at the meeting and the voting of the stockholders with respect thereto are as follows:

     (i) The election of William A. Hasler as a Director to hold office until the 2002 Annual Meeting of Stockholders:

            For: 10,798,658   Withheld: 1,927,983

     (ii) The election of Leonard Y. Liu as a Director to hold office until the 2002 Annual Meeting of Stockholders:

            For: 10,792,613   Withheld: 1,934,028

     (iii) The election of David C. Wetmore as a Director to hold office until the 2002 Annual Meeting of Stockholders:

            For: 10,804,158   Withheld: 1,922,483

     (iv) To approve the Company's 1992 Employee Stock Purchase Plan, as amended, to increase the aggregate number of shares of Common Stock authorized for issuance under such plan from 950,000 shares to 1,500,000, an increase of 550,000 shares:

            For:  9,840,707   Against: 2,861,099   Abstain:24,835

     (v) To approve the Company's 1993 Non-Employee Directors' Stock Option Plan, as amended, to increase the aggregate number of shares of Common Stock authorized for issuance under such plan from 250,000 shares to 350,000, an increase of 100,000 shares.

            For:  9,618,396   Against: 3,084,055   Abstain: 24,193

     (vi) To ratify the selection of Deloitte & Touche LLP as independent public accountants of the Company for its fiscal year ending December 31, 1999.

            For: 11,354,837   Against: 1,363,616   Abstain: 8,188

PART II.  OTHER INFORMATION
---------------------------

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

               10.14 1995 Non-Statutory Stock Option Plan for Non-Officer Employees, as amended to date

               10.19  Agreement between Leonard Y. Liu and the Registrant

               27.1   Financial Data Schedule (electronic filing only)

         (b)   Reports on Form 8-K

               The Company filed no reports on Form 8-K during the quarter ended June 30, 1999.

                        WALKER INTERACTIVE SYSTEMS, INC.
                                   FORM 10-Q
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        WALKER INTERACTIVE SYSTEMS, INC.
                        --------------------------------
                                  (Registrant)




Date:  August 16, 1999                By:   /s/ Michael B. Shahbazian
       ---------------                     --------------------------
                                           Michael B. Shahbazian
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)

                        WALKER INTERACTIVE SYSTEMS, INC.
                                   FORM 10-Q
                               INDEX TO EXHIBITS

    10.14 1995 Non-Statutory Stock Option Plan for Non-Officer Employees, as amended to date

    10.19  Agreement between Leonard Y. Liu and the Registrant

    27.1   Financial Data Schedule (electronic filing only)