Form 10-Q
period 1999-09-30
WALKER INTERACTIVE SYSTEMS INC
filed 1999-11-12
CIK 883983

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                   FORM 10-Q


             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

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

                           Yes    X    No ______
                                -----


 There were 14,078,019 Shares of $.001 Par Value Common Stock outstanding as of
                               November 8, 1999.

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

              Consolidated Balance Sheets as of September 30,
                1999 and December 31, 1998.............................................................3

              Consolidated Statements of Operations for the
                three and nine months ended September 30, 1999
                and 1998...............................................................................4

              Consolidated Statements of Cash Flows for the
                three and nine months ended September 30, 1999
                and 1998...............................................................................5

              Notes to Consolidated Financial Statements...............................................6

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations................................................................9

Item 3.       Quantitative and Qualitative Disclosures About Market Risk..............................18


                                                    PART II.
                                               OTHER INFORMATION

Item 1.       Legal Proceedings.......................................................................20

Item 6.       Exhibits and Reports on Form 8-K........................................................20

Signatures    ........................................................................................21

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       WALKER INTERACTIVE SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share amounts)

                                                                     SEPTEMBER          DECEMBER
                                   ASSETS                             30, 1999          30, 1999
                                                                     ----------        ---------
                                                                     (unaudited)
Current assets:
   Cash and cash equivalents                                         $   10,880        $  15,556
   Short-term investments                                                 7,702            5,135
   Accounts receivable, net                                              23,410           30,457
   Prepaid expenses                                                       4,636            2,347
                                                                     ----------        ---------
       Total current assets                                              46,628           53,495


Long-term investments                                                     5,431            1,906
Property and equipment, net                                               4,308            4,962
Capitalized software, net                                                12,863           18,186
Deferred tax assets, net                                                      -           12,501
Other assets                                                                543            4,047
                                                                     ----------        ---------

TOTAL ASSETS                                                         $   69,773        $  95,097
                                                                     ==========        =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities                          $   20,326        $  18,496
   Deferred revenue                                                      16,149           14,819
                                                                     ----------        ---------
       Total current liabilities                                         36,475           33,315

Deferred revenue                                                          3,525            1,600
Accrued rent                                                              1,021              954
Other long-term obligations                                               2,489            2,177
                                                                     ----------        ---------
       Total liabilities                                                 43,510           38,046
                                                                     ----------        ---------

Commitments and Contingencies                                                 -                -

Stockholders' equity
   Common stock, $.001 par value: 50,000,000 shares
       authorized; issued 14,184,865 shares - September 30,
       1999; 14,184,685 shares - December 31, 1998                           14               14
   Additional paid-in capital                                            74,116           74,719
   Accumulated other comprehensive income                                   130              232
   Accumulated deficit                                                  (47,703)         (17,662)
   Treasury stock at cost (106,666 shares - September 30, 1999;
       49,207 shares - December 31, 1998)                                  (294)            (252)
                                                                     ----------        ---------
       Total stockholders' equity                                        26,263           57,051
                                                                     ----------        ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $   69,773        $  95,097
                                                                     ==========        =========

See notes to consolidated financial statements

                       WALKER INTERACTIVE SYSTEMS, INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                   (in thousands, except per share amounts)

                                                                          THREE MONTHS           NINE MONTHS
                                                                       ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                                                         1999       1998          1999      1998
                                                                       -------    -------      --------   --------
REVENUES

  License                                                              $ 3,073    $ 3,116      $ 11,241   $ 15,083
  Maintenance                                                            7,613      7,857        23,560     23,184
  Consulting                                                            10,002     13,739        35,138     35,547
                                                                       -------    -------      --------   --------
     Total revenues                                                     20,688     24,712        69,939     73,814

OPERATING EXPENSES:

  Costs of revenues:
     Costs of licenses, maintenance and consulting                       9,997     10,711        32,961     30,969
     Amortization of capitalized software                                1,297      1,474         3,926      3,544
  Sales and marketing                                                    5,129      5,760        16,772     17,097
  Product development                                                    3,410      3,033        10,872      9,425
  General and administrative                                             3,501      3,496        10,798      9,392
  Write-down of capitalized research and
     development and associated goodwill                                     -          -         9,003          -
  Restructuring charges                                                    559          -         3,693          -
                                                                       -------    -------      --------   --------
     Total operating expenses                                           23,893     24,474        88,025     70,427

Operating income (loss)                                                 (3,205)       238       (18,086)     3,387
     Interest income, net                                                  273        250           746        834
                                                                       -------    -------      --------   --------
Income (loss) before income taxes                                       (2,932)       488       (17,340)     4,221
     Income tax expense                                                    200        173        12,701      1,517
                                                                       -------    -------      --------   --------

NET INCOME (LOSS)                                                      $(3,132)   $   315      $(30,041)  $  2,704
                                                                       =======    =======      ========   ========
BASIC NET INCOME (LOSS) PER SHARE                                      $ (0.22)   $  0.02      $  (2,14)  $   0.19
                                                                       =======    =======      ========   ========
Shares used in computing
     basic net income (loss) per share                                  14,126     14,042        14,057     13,998
                                                                       =======    =======      ========   ========

DILUTED NET INCOME (LOSS) PER SHARE                                    $ (0.22)   $  0.02      $  (2,14)  $   0.18
                                                                       =======    =======      ========   ========
Shares used in computing
     diluted net income (loss) per share                                14,126     14,973        14,057     14,881
                                                                       =======    =======      ========   ========

See notes to consolidated financial statements

                       WALKER INTERACTIVE SYSTEMS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS(UNAUDITED)
                                (in thousands)

                                                                                  NINE MONTHS
                                                                              ENDED SEPTEMBER 30,
                                                                                1999           1998
                                                                              --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net Income (loss)                                                        $(30,134)       $2,704
     Adjustments to reconcile net income (loss) to net cash
         provided by operating activities:
         Depreciation and amortization                                           6,008         5,351
         Tax benefit of nonqualified stock options                                   -           218
         Write-down of capitalized research and
             development and associated goodwill                                 9,003             -
     Changes in operating assets and liabilities:
         Accounts receivable, net                                                7,047        (5,518)
         Prepaids & other assets                                                (2,289)         (295)
         Accounts payable & accrued liabilities                                  2,308        (2,175)
         Deferred tax asset                                                     12,501         1,517
         Deferred revenue                                                        3,255        (1,365)
         Other                                                                      65           558
                                                                              --------      --------
             Net cash provided by operations                                     7,764           995
                                                                              --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from employee stock purchase plan
         issuances and stock options exercised                                     381         1,997
     Treasury stock acquired                                                    (1,026)       (2,114)
     Capital lease and loan payments                                              (109)          (59)
     Repayment of borrowings                                                         -        (1,422)
                                                                              --------      --------
             Net cash used by financing activities                                (754)       (1,598)
                                                                              --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchases of short- and long-term investments                             (12,042)       (3,706)
     Maturities of short-term investments                                        4,375        10,200
     Sales of short-term investments                                             1,507         5,510
     Purchases of property                                                      (1,148)       (1,962)
     Additions to capitalized software                                          (4,377)       (5,659)
     Other                                                                          (1)           10
                                                                              --------      --------
             Net cash provided (used) by investing activities                  (11,686)        4,393
                                                                              --------      --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            (4,676)        3,790

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                 15,556         7,646
                                                                              --------      --------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                     $ 10,880      $ 11,436
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

          The following is a summary of the calculation of the number of shares used in calculating basic and diluted EPS (in thousands):


                                                          THREE MONTHS                    NINE MONTHS
                                                      ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                                     1999            1998            1999            1998
                                                     ----            ----            ----            ----
Shares used to compute basic EPS                   14,126            14,042        14,057            13,998
Add: effect of dilutive securities                      -               931             -               883
                                                   ------            ------        ------            ------
Shares used to compute diluted EPS                 14,126            14,973        14,057            14,881
                                                   ======            ======        ======            ======

3.  COMPREHENSIVE INCOME
    --------------------

          SFAS No. 130 requires disclosure of total non-stockholder changes in equity, which include unrealized gains and losses on securities classified as available-for-sale under SFAS No. 115, foreign currency translation adjustments accounted for under SFAS No. 52, and minimum pension liability adjustments made pursuant to SFAS No. 87.

          The reconciliation of net income (loss) to comprehensive income (loss) for the three and nine months ended September 30, 1999 and 1998 is as follows (in thousands):

                                                         THREE MONTHS                      NINE MONTHS
                                                       ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
                                                     1999             1998            1999             1998
                                                     ----             ----            ----             ----
Net income (loss)                                  $(3,132)           $ 315        $(30,041)          $2,704
Other comprehensive income (loss)                      128              160            (102)             150
                                                   -------            -----        --------           ------
Total comprehensive income (loss)                  $(3,004)           $ 475        $(30,143)          $2,854
                                                   =======            =====        ========           ======



4.  RESTRUCTURING CHARGES
    ---------------------

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

          The Company evaluates capitalized research and development carrying amounts, and associated goodwill, against related estimated undiscounted cashflows. During the second quarter of 1999 the evaluation, based on the change of strategic direction, indicated that the future undiscounted cashflows were not sufficient to recover the carrying values of some assets. These assets were adjusted to net realizable value resulting in a second quarter charge of $5.3 million associated with IMMPOWER and Aptos capitalized research and development costs and $3.2 million related to goodwill. The Company additionally wrote-off $0.5 million in capitalized research and development costs which had no future value in the same period.

          Costs associated with office consolidations in Europe and North America resulted in a second quarter pretax charge of $3.1 million which was required to cover costs of reducing certain areas of the workforce and facilities to levels more appropriate to current and expected business requirements. A charge of $2.0 million was recognized to cover costs associated with excess facilities. The Company intends to continue to search for tenants to sublet any vacant excess facilities. The Company also recognized a charge of $1.1 million due to the reduction in workforce; 40 employees were terminated in the quarter ended June 30, 1999 or will be terminated as a result of the Company's realignment strategy. Of the total, 14 were in product development, 13 were in administrative and finance positions, nine were engaged in sales and marketing, and four were in customer support. All terminated employees were informed of their terminations by June 30, 1999. During the quarter ended September 30, 1999, the Company recorded an additional charge of $0.6 million associated with an additional five percent reduction in its workforce and further consolidation of its facilities.

     Restructuring charges taken during the second and third quarter of 1999 and related charges against respective liabilities as of September 30, 1999 are as follows (in thousands):

                                                                                                       Remaining expected
                                       Restructuring                                 Balance at        charges to liability
                                          Charges        Charges to liability    September 30, 1999          in 1999
                                       -------------     --------------------    ------------------    --------------------
Termination payments
 to employees                            $ 1,547          $   (919)                  $  628                  $ (236)
Facility closures                          2,146              (357)                   1,789                    (277)
Write-down of capitalized
 research and development                  5,788            (5,788)                       -                       -
Goodwill impairment                        3,215            (3,215)                       -                       -
                                       ------------------------------------------------------------------------------------
                                         $12,696          $(10,279)                  $2,417                  $ (513)
                                       ------------------------------------------------------------------------------------

                                         Expected
                                        balance at
                                       Dec. 31, 1999
                                       -------------
Termination payments
 to employees                             $   392
Facility closures                           1,512
Write-down of capitalized
 research and development                       -
Goodwill impairment                             -
                                      --------------
                                          $ 1,904
                                      --------------

     Subsequent to December 31, 1999, the remaining expected charges against liabilities will be attributable to remaining termination payments to employees and future lease payments on excess facilities.

                       WALKER INTERACTIVE SYSTEMS, INC.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The report on this Form 10-Q contains forward-looking statements, including statements related to prospects associated with certain product lines, working capital requirements and Year 2000 related issues. Discussions containing such forward-looking statements may be found in the material set forth in this section, generally and specifically herein under the captions "Restructuring Charges", "Liquidity and Capital Resources", "Year 2000 Readiness" and "Additional Risk Factors." Actual events or results may differ materially from those discussed herein. The Company disclaims any obligation to update these forward-looking statements as a result of subsequent events. The risk factors on pages 13 through 18, among others, should be considered in evaluating the Company's prospects and future financial performance.

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

The Tamaris product line represents the Company's core suite of business and financial solutions utilizing the power of the enterprise server, while the Aptos suite of financial applications runs on UNIX and Windows NT servers. The Company also develops and markets Horizon best-of-breed analytic applications which provide financial reporting, budgeting and financial consolidation solutions. The Horizon analytic applications products integrate with Tamaris and also work standalone with leading Enterprise Resource Planning ("ERP") applications.

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

The Company evaluates capitalized research and development carrying amounts, and associated goodwill, against related estimated undiscounted cashflows. During the second quarter of 1999, the evaluation, based on the change of strategic direction, indicated that the future undiscounted cashflows were not sufficient to recover the carrying values of some assets. These assets were adjusted to net realizable value resulting in a second quarter charge of $5.3 million associated with IMMPOWER and Aptos capitalized research and development costs and $3.2 million related to goodwill. The Company additionally wrote-off $0.5 million in capitalized research and development costs which had no future value in the same period.

Costs associated with office consolidations in Europe and North America resulted in a second quarter pretax charge of $3.1 million which was required to cover costs of reducing certain areas of the workforce and facilities to levels more appropriate to current and expected business requirements. A charge of $2.0 million was recognized to cover costs associated with excess facilities. The Company intends to continue to search for tenants to sublet any vacant excess facilities. The Company also recognized a charge of $1.1 million due to the reduction in workforce; 40 employees were terminated in the quarter ended June 30, 1999 or will be terminated as a result of the Company's realignment strategy. Of the total, 14 were in product development, 13 were in administrative and finance positions, nine were engaged in sales and marketing, and four were in customer support. All terminated employees were informed of their terminations by June 30, 1999. During the quarter ended September 30, 1999, the Company recorded an additional charge of $0.6 million associated with an additional five percent reduction in its workforce and further consolidation of its facilities.

Restructuring charges taken during the second and third quarter of 1999 and related charges against respective liabilities as of September 30, 1999 are as follows (in thousands):

                                                                                                           Remaining expected
                                           Restructuring                                 Balance at        charges to liability
                                              Charges        Charges to liability    September 30, 1999          in 1999
                                           -------------     --------------------    ------------------    --------------------
Termination payments
 to employees                                $ 1,547          $   (919)                 $   628                  $ (236)
Facility closures                              2,146              (357)                   1,789                    (277)
Write-down of capitalized
 research and development                      5,788            (5,788)                       -                       -
Goodwill impairment                            3,215            (3,215)                       -                       -
                                           ------------------------------------------------------------------------------------
                                             $12,696          $(10,279)                 $ 2,417                  $ (513)
                                           ------------------------------------------------------------------------------------

                                         Expected
                                        balance at
                                       Dec. 31, 1999
                                       -------------
Termination payments
 to employees                             $   392
Facility closures                           1,512
Write-down of capitalized
 research and development                       -
Goodwill impairment                             -
                                      --------------
                                          $ 1,904
                                      --------------

Subsequent to December 31, 1999, the remaining expected charges against liabilities will be attributable to remaining termination payments to employees and future lease payments on excess facilities.

The following paragraph contains forward-looking statements. Walker will continue to evaluate its reserves in the future which may result in additional charges associated with the Company's change in strategy or ongoing cost reduction program. There can be no assurance that Walker will or will not dispose of or sell assets, liabilities and/or intellectual property associated with the IMMPOWER or Aptos product lines.

RESULTS OF OPERATIONS
---------------------

REVENUES. The Company recorded total revenues of $20.7 million and $24.7 million for the three months ended September 30, 1999 and 1998, respectively. The 16 percent decrease is primarily attributable to a decrease in consulting revenues. For the first nine months of 1999, total revenues for the Company were $69.9 million compared to $73.8 million for the same period last year. The five percent decrease in year-to-date total revenues is primarily a result of lower license revenues in 1999 when compared to the prior year.

License revenues for the current quarter remained flat from the prior year at $3.1 million. License revenues generated from North American operations increased over the prior year but were offset by declines in revenues generated in Europe and in the Asia Pacific region. For the first nine months of 1999, license revenues decreased $3.9 million or 25 percent from $15.1 million in 1998 to $11.2 million in 1999. The Company's license revenue decrease is primarily attributable to a decrease in year-to-date license revenues in the European region. The Company believes the decrease in license revenues in 1999 is primarily attributable to a continued softness in the enterprise financial application software industry. The Company believes that potential customers are utilizing resources to ensure that current software applications are Year 2000 compatible instead of purchasing and implementing new software applications. Additionally, continued pressure from the Year 2000 transition and a lengthening of the sales cycle relative to all product lines negatively impacted year-to-date license revenues. The ongoing downturn in the Asia Pacific economy continues to restrict license revenue growth in that region.

Consulting revenues are generated from new and existing customers for services related to training, implementation, customization, migration, enhancement, Year 2000 readiness engagements, best practice consulting engagements and other special projects. The Company generates a majority of its consulting revenues from implementation-related projects. Consulting revenues for the third quarter were $10.0 million, a decrease of $3.7 million or 27 percent from $13.7 million in the same period of the prior year. Consulting revenues were negatively impacted during the quarter as decreases in license revenues eroded the Company's consulting service revenue base. Further affecting consulting revenues was the completion of several large engagements during the quarter which were not replaced by engagements with similar revenue streams. For the nine months ended September 30, 1999, consulting revenues of $35.1million decreased $0.4 million or one percent from $35.5 million for the same period in 1998.

COSTS OF LICENSES, MAINTENANCE AND CONSULTING. Although the cost of licenses, maintenance and consulting, in absolute dollars, decreased seven percent, the costs represented 48 percent and 43 percent of total revenues for the three months ended September 30, 1999 and 1998, respectively. The increase in the ratio of costs of licenses, maintenance and consulting over total revenues for the third quarter of 1999 is primarily attributable to lower revenues associated with the Company's consulting services. Consulting revenues for the third quarter decreased 27 percent from third quarter of 1998, while the related cost structure decreased slightly. For the nine months ended September 30, 1999, costs of licenses, maintenance and consulting represented 47 percent of total revenues compared to 42 percent for the same period in 1998. The decrease in total license revenues, which generally have a higher profit margin compared to consulting revenue, has negatively impacted cost of licenses, maintenance and consulting as a percent of total revenues.

AMORTIZATION OF CAPITALIZED SOFTWARE. Amortization of capitalized software decreased $0.2 million or 12 percent in the third quarter of 1999 compared to the same period in 1998. The decrease is primarily attributable to a decrease in amortization associated with products that have been written off as part of the Company's restructuring actions in the second quarter of 1999. For the nine months ended September 30, 1999, amortization of capitalized software increased 11 percent to $3.9 million compared to $3.5 million for the same period in 1998. The increase is primarily due to the first half impact of additional amortization associated with the Company's ongoing practice of evaluating the lives of capitalized software products and additional amortization resulting from recent product releases. Offsetting the increase in amortization is the decrease in amortization associated with products which have been written off as part of the Company's restructuring actions in the second quarter of 1999.

SALES AND MARKETING. Sales and marketing expenses decreased $0.6 million or 11 percent to $5.1 million for the three months ended September 30, 1999 compared to $5.8 million for the same period in 1998. For the first nine months of 1999, sales and marketing expenses decreased $0.3 million or two percent to $16.8 million compared to $17.1 million for the same prior year period. Cost savings associated with the reductions in North America headcount and marketing promotions in 1999 were partially offset by additional expenses associated with sales offices opened during the first quarter of 1999 and increased sales expenses in Europe and Asia Pacific over the prior year.

PRODUCT DEVELOPMENT. Product development-related expenses, excluding amortization of capitalized software, are detailed as follows (in thousands):

                                                               THREE MONTHS                      NINE MONTHS
                                                           ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
                                                         1999             1998             1999             1998
                                                         ----             ----             ----             ----
Product development costs, including additions
 to capitalized software  (gross)                     $ 4,415            $ 4,984        $15,011            $15,095
Less: additions to capitalized software                (1,005)            (1,951)        (4,139)            (5,670)
                                                      -------            -------        -------            -------
Product development expenses                          $ 3,410            $ 3,033        $10,872            $ 9,425
                                                      =======            =======        =======            =======

During the first quarter of 1999, the Company acquired $0.2 million in software technology which complemented internally developed products and related technology. Excluding the acquired software, gross product development expenses decreased due to headcount reductions resulting from the second quarter of 1999 realignment of strategic direction and restructuring. Additions to capitalized software, in absolute dollars, decreased as a result of lower gross product development expenses. Capitalized software additions in absolute dollars and as a percentage of gross product development costs decreased from the prior year as more product development resources were allocated to non-capitalizable projects. Historical additions to capitalized software, in absolute dollars and as a percentage of gross product development costs, are not a reliable indicator of additions to capitalized software that will be incurred in the future.

GENERAL AND ADMINISTRATIVE. General and administrative expenses were flat at $3.5 million for the three months ended September 30, 1999 and 1998,
respectively.   For the first nine months of 1999, general and administrative expenses increased $1.4 million to $10.9 million compared to $9.4 million for the same period in 1998. The 15 percent increase for the first nine months of 1999 is attributable to increased usage of outside contractors and increased labor expenses during the first half of 1999.

INCOME TAX EXPENSE.   During the quarter ended September 30, 1999, the Company
recorded an income tax expense of $0.2 million associated with foreign withholding taxes and foreign tax accruals.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's operating activities provided cash of $7.8 million in the first nine months of 1999 and $1.0 million during the comparable 1998 period. Increased collections of outstanding receivables and the change in deferred revenue were the primary factor contributing to cash provided from operations. These impacts were offset by the Company's net loss of $30.1 million for the nine months ended September 30, 1999.

Financing activities used $0.7 million in cash during the first nine months of 1999 and $1.6 million during the same period in 1998. There were proceeds of $0.4 million from the employee stock purchase plan issuances during the first nine months of 1999 compared to $2.0 million from employee stock purchase plan
issuances and stock option exercises in the comparable 1998 period.    The
Company used $1.0 million in cash in the first nine months of 1999 and $2.1 million in cash in the comparable 1998 period for the acquisition of common stock from the open market. All stock repurchases were made pursuant to resolutions of the Company's Board of Directors authorizing the repurchase of the Company's outstanding shares of common stock, which in aggregate is not to exceed a total cost of $17.5 million. As of September 30, 1999, the Company had acquired 1,049,500 shares of its common stock at a cost of $11.1 million. As of September 30, 1999, the Company had reissued 974,000 of the repurchased shares in connection with the Company's employee stock purchase plan, one of its employee stock option plans and the December 1997 acquisition of Revere, Inc. ("Revere").

In connection with the acquisition of Revere, the Company assumed a line of credit with an outstanding balance of $1.5 million. The outstanding balance on the assumed line of credit was subsequently paid in full in January 1998.

The Company has a line of credit in the amount of $6.0 million, secured by marketable securities. The line of credit expires on December 31, 1999. The Company has never borrowed against this line of credit.

Investing activities used cash of $11.7 million in the first nine months of 1999 compared to providing cash of $4.3 million for the same period in 1998. The increase in cash used is primarily attributable to an increase of investment purchases in 1999.

As of September 30, 1999, the Company's principal sources of liquidity included cash, cash equivalents and short- and long-term investments aggregating $24.0 million. The following sentence is a forward looking statement. The Company believes that its principal sources of liquidity, together with funds expected to be generated from operations, will satisfy the Company's currently anticipated working capital and capital expenditure requirements for at least the next twelve months.

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

OTHER MATTERS
-------------

On September 30, 1999, the Company announced the appointment of Frank M. Richardson as its Chief Executive Officer ("CEO"). Leonard Y. Liu, the former CEO, will continue as Chairman of the Board.

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

The Company has historically generated a majority of its consulting revenue from pre- and post-implementation services. Recently, the Company has provided services that include, but are not limited to, Year 2000 readiness engagements, best practice solution engagements and other hardware and software solutions. The Company intends to continue its pursuit of consulting engagements for which the Company believes it is qualified. There can be no assurance that these engagements will result in profit margins equal to or greater than those engagements that are specific to a customer's product implementation. Also, there can be no assurance that consulting revenue generated from non-implementation-related projects will continue in the future.

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

The Company encounters competition from a broader range of firms in the market for professional services. Principal competitors include Andersen Consulting, IBM Global Services and the consulting divisions of the major accounting firms. These competitors possess greater resources than the Company. Niche consulting firms that specialize in the Company's products also compete with the Company primarily on the basis of price.

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

PRODUCT DEVELOPMENT.
The Company's continued success is dependent on its continued ability to introduce, develop and market new and enhanced versions of its software products, although there can be no assurance that such ability can be maintained. The Company plans to continue its investment in product development in future periods. However, there can be no assurance that revenues will be sufficient to support the future product development that is required for the Company to be competitive. Although the Company may be able to release new products in addition to enhancements to existing products, there can be no assurance that the Company's new or upgraded products will be accepted, will not be delayed or canceled, or will not contain errors or "bugs" that could affect the performance of the product or cause damage to users' data.

PROPRIETARY RIGHTS.
The Company regards its products as proprietary. Through its license agreements with customers and its internal security systems, confidentiality procedures and employee agreements, the Company has taken steps to maintain the trade secrecy of its products. However, there can be no assurances that misappropriation will not occur. In addition, the laws of some countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States.
There can be no assurance that the confidentiality of any proprietary information will provide any meaningful competitive advantage. The Company has no patents relating to its products. The Company believes that, because of the rapid pace of technological change in the computer software industry, patents and copyrights are less significant than factors such as the knowledge, ability and experience of the Company's employees, frequent product enhancements and the timeliness and quality of support services. There can be no assurance that the Company's current efforts to retain its products as proprietary will be adequate.

Although the Company believes that its products do not infringe upon the proprietary rights of third parties, there can be no assurance that third parties will not assert infringement claims against thex Company in the future with respect to current or future products or that any such assertions will not require the Company to enter into royalty arrangements or result in costly litigation.

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

PART II.  OTHER INFORMATION
---------------------------


Item 1.  LEGAL PROCEEDINGS

         In September 1999, Commercial Data Servers, Inc., a California corporation, dba Xbridge systems, inc. ("CDS"), filed a civil action against the Company and International Business Machines Corp., a New York corporation ("IBM"), in the Superior Court of the State of California, County of San Francisco. The action alleges that the Company and IBM acted to injure competition in alleged violation of California's antitrust statute, prohibiting group boycotts, exclusive dealing arrangements and attempts to monopolize, and California's unfair competition statute, prohibiting unfair, unlawful and/or fraudulent business practices. CDS requested that the court grant CDS declaratory relief and monetary relief in an unspecified amount, including restitution and disgorgement of certain amounts, treble damages, attorneys' fees and costs and interest. The Company filed its answer to CDS' complaint in October 1999. IBM removed the action to the United States District Court, San Jose Division, for the Northern District of California in October 1999, and subsequently filed a motion to dismiss. The following sentence contains forward-looking statements. Although no assurance can be given, the Company believes that CDS' claims against the Company are without merit and that the final resolution of this matter will not have a material adverse effect on the Company's business, financial condition or results of operations.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          10.20 Form of Executive Severance Benefits Agreement entered into between the registrant and certain of its employees.
          27.1   Financial Data Schedule (electronic filing only)

     (b)  Reports on Form 8-K

          The Company filed no reports on Form 8-K during the quarter ended September 30, 1999.

                        WALKER INTERACTIVE SYSTEMS, INC.
                                   FORM 10-Q
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        WALKER INTERACTIVE SYSTEMS, INC.
                        --------------------------------
                                  (Registrant)




Date:  November 12, 1999              By:  /s/ Michael B. Shahbazian
       -----------------                   -------------------------
                                           Michael B. Shahbazian
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)

                        WALKER INTERACTIVE SYSTEMS, INC.
                                   FORM 10-Q
                               INDEX TO EXHIBITS

10.20 Form of Executive Severance Benefits Agreement entered into between the registrant and certain of its employees.
27.1            Financial Data Schedule (electronic filing only)