Form 10-K
period 1999-12-31
WALKER INTERACTIVE SYSTEMS INC
filed 2000-03-30
CIK 883983

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K


  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $114,096,920 based on the closing sale price as reported by The Nasdaq National Market on March 10, 2000.

Number of shares of Common Stock outstanding as of March 10, 2000:  14,423,342

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Report on Form 10-K incorporates information by reference from the Registrant's definitive Proxy Statement to be used in conjunction with its 2000 Annual Meeting of Stockholders.

                       WALKER INTERACTIVE SYSTEMS, INC.
                                   FORM 10-K
                                     INDEX

                                     PART I

ITEM 1.     BUSINESS.............................................................................   2
ITEM 2.     PROPERTIES...........................................................................  10
ITEM 3.     LEGAL PROCEEDINGS....................................................................  10
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................  10

                                    PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.............  11
ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA.................................................  12
ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  13
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........................  21
ITEM 8.     CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............................  22
ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.  41

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...................................  41
ITEM 11.    EXECUTIVE COMPENSATION...............................................................  41
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......................  41
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................................  41

                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K......................  41

SIGNATURES.......................................................................................  45

PART I

ITEM 1.   BUSINESS


The following discussion of results of operations and financial condition of the Company should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-K. The report on this Form 10-K contains forward-looking statements, including statements related to industry trends and demand for mainframe products, expected resolution of legal proceedings, cash commitments, working capital requirements, and possible expansion in international markets. Discussions containing such forward-looking statements may be found in the material set forth under "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", generally and specifically therein under the captions "Liquidity and Capital Resources," and "Additional Risk Factors" as well as elsewhere in this Annual Report on Form 10-K. Actual events or results may differ materially from those discussed herein. The Company disclaims any obligation to update these forward-looking statements as a result of subsequent events. The risk factors on pages 17 through 21, among others, should be considered in evaluating the Company's prospects and future financial performance.


OVERVIEW
--------

Introduction

Walker Interactive Systems, Inc. (hereinafter "Walker" or the "Company") was incorporated in California in 1973 and reincorporated in Delaware in March 1992. Walker designs, develops, markets and supports, on a worldwide basis, a family of enterprise financial, operational and analytical software products that enable large and medium-sized organizations, higher education institutions, and federal, state and government agencies to optimize their business processes, reduce business costs, and improve management information needed to run their business. The Company derives its revenues primarily from software licenses, software maintenance and professional consulting services. The Company's Tamaris, Horizon and IMMPOWER product lines are licensed to large and mid-size companies and similarly sized governmental organizations worldwide. The Company's Aptos products are marketed primarily in Europe and are licensed to mid-sized organizations.

Recent Update

During the second quarter of 1999, Walker changed its strategic direction to emphasize the Tamaris and Horizon product lines, concentrating on refocusing the Company as a provider of e-business solutions. In refocusing its resources and efforts on e-business solutions for the enterprise, the Company incurred impairment and restructuring charges and commenced the process of divesting its IMMPOWER and Aptos product lines (see "Management's Discussion and Analysis of Results of Operations and Financial Condition [MD&A] - Refocusing of Business and Impairment and Restructuring Charges").

As a part of its strategic redirection, Walker redesigned its software products specifically for the Internet architecture and business to business ("B2B") e-business models. During the third quarter of 1999, Walker released a range of e-business solutions based on the Tamaris and Horizon products (see "Business - Walker Products and Services"). The Company believes that its architecture is among the most scalable and adaptable for enterprise-level business software. The Company's strategy is to offer enterprise financial, operational and analytical e-business solutions to a variety of industries. Walker's e-business solutions support and enhance enterprise-wide financial, operational and analytic processes, including procurement, revenue management, financial management and insight, business planning, budgeting, forecasting, and financial consolidation. The Company's software products utilize the Microsoft Windows operating systems on the desktop, NT, UNIX and S/390 operating systems on the server and industry-leading On Line Analytical Processing (OLAP), Relational Database Management Systems (RDBMS) including IBM's DB2, Hyperion Solutions' Essbase, Microsoft SQL/Server and Oracle Express.

The e-business solutions line represents the Company's core suite of business and financial solutions utilizing the power of the enterprise server for highly scalable transaction processing and reliability/availability, with the thin client architecture of the browser based interface. This Internet-based architecture provides an optimized platform for delivery of B2B e-business solutions. The Company also develops and markets analytical applications, which provide financial reporting, budgeting and financial consolidation solutions for large and mid-sized organizations. These analytic applications integrate with the e-business solutions and also work on a standalone basis with leading Enterprise Resource Planning ("ERP") applications.

The Company's software products include productivity tools that allow the Company's applications to be extensively customized to fit the customer's particular requirements. The Company complements its software products by providing specialized consulting services to assist customers with customization and implementation.

The Company derives its revenues primarily from software licenses, software maintenance and professional consulting services. The Company's e-business solutions are licensed primarily to Global 2000 companies and similarly sized business and governmental organizations worldwide. Its solutions and services are marketed primarily through direct sales forces located in the United States and the United Kingdom.

INDUSTRY BACKGROUND
-------------------

Large, geographically diverse organizations generate enormous amounts of financial, operational, sales, marketing and other data. The transaction-oriented information systems used by these organizations are strategic resources that are critical to their efficiency, productivity and competitiveness, providing the availability of continuous and simultaneous information to employees, customers and suppliers. In the day-to-day operations of large organizations, transactional data needs to be promptly and easily retrieved from a variety of financial and operational systems, summarized, and organized into meaningful business information that has a consistent business context. The process of integrating the data is complex because large organizations employ multiple accounting systems, operational systems and transactional databases, spread their business across many different geographies and have different information requirements by function and across the organization. Furthermore, the current business climate of deregulation and merger/acquisition activities in many industries has added additional complications as well as the need for scalable and adaptable business processes.

Organizations have attempted to collect, summarize, organize and present information from heterogeneous computer systems and transactional data sources in various ways. Reports are assembled through entry of data into spreadsheets and by using data from accounting systems and other operational systems. Many organizations have tried to automate information systems through the use of software developed internally or through assistance by outside consultants. These custom-built systems are becoming increasingly obsolete because they are rigid in structure, expensive and time consuming to create and maintain, and difficult to update when business processes and requirements change. Moreover, growing competition has increased the demand for more timely business information specific to each function within the organization.


MARKET OPPORTUNITIES
--------------------

The following market dynamics are important factors shaping Walker's strategy moving forward:

B2B e-BUSINESS
The term e-business means many things to many people, but is well defined as the transformation of key business processes through the use of Internet technologies. The core processes that are the foundation of business are merged with the standards, simplicity and connectivity of the Internet. This melding of Internet technologies with key business processes creates opportunities for powerful interactive, transaction-intensive solutions that let companies do business in ever more efficient and effective ways. Innovative companies of all sizes are using the Web to communicate with their suppliers, their customers and their partners, to connect with their back-end data-systems, and to transact commerce. The opportunities presented by this new model of business enables organizations to collaborate more fully with their suppliers, customers and partners in a seamless manner. This opportunity has now defined itself as B2B e-business. The market potential for B2B e-business solutions is significant according to leading analysts such as IDC, Meta Group and Gartner Group. Walker's B2B e-business solutions will allow current business processes to be streamlined, thereby improving operating efficiencies, which in turn will strengthen the value to the customer.

ANALYTICAL APPLICATIONS
The need for better business information has created a growing need for analytic application software to help organizations gain business knowledge from the large volumes of transactional data available from daily operations. These software solutions work on a stand-alone basis, or in conjunction with core financial systems to translate data into business insight and thus to maximize the value of financial information. Walker's analytical applications, by integrating financial applications and analytic solutions, deliver a solution that links business goals to operational data so organizations have deeper insight into their business operations.

NETWORK COMPUTING and INTERNET ARCHITECTURES
Over the last twelve months the market has seen the rapid adoption of thin client/large server architecture models, a significant contrast to the client/server architectures that have been so prevalent since the mid-1990's. Network computing enables companies to protect their existing information technology investments while taking advantage of new technologies by dynamically linking Internet, client/server and legacy systems. The Company believes that the Internet architecture model has created opportunities for competitive advantage in its market, and for its customers, through a combination of business processes optimized for the Internet model, improved collaboration, browser based interfaces, enhanced services, shared services and lower transaction costs. Walker e-business solutions are designed to support this integrated Internet architecture and e-business process model.

SHARED SERVICES
Large organizations can reduce the costs and complexity of information systems by centralizing many administrative functions. These centralized functions are now being combined with distributed operational procedures. Walker's high-volume, e-business solutions support both models for distributing information when and where it is needed within the extended organization, significantly enhancing the availability of timely information.

HIGH VOLUME TRANSACTIONS
Large, geographically diverse organizations generate large volumes of transactions and data. As organizations extend their business beyond traditional boundaries with B2B e-business, their transaction-oriented systems will require increasing scalability to handle the increased volume from additional users and ever-growing transaction volumes. The Company believes that its solutions provide scalable, cost-effective, high transaction volume capabilities.


WALKER STRATEGY
---------------

The Company's objective is to be a leading provider of e-business solutions for the enterprise. The Company's strategy is as follows:

ENABLE THE TRANSFORMATION OF KEY BUSINESS PROCESSES THROUGH THE USE OF INTERNET TECHNOLOGIES
The Company believes that the e-business enablement of key business processes has created opportunities for competitive advantage in its market through Internet/intranet-enabled solutions. These e-business solutions allow organizations to transform core business processes utilizing existing information technology investments while taking advantage of powerful interactive, transaction-intensive solutions that let companies do business in ever more efficient and effective ways. Walker customers now have the ability to extend the reach of their business applications directly to employees, customers and suppliers worldwide.

DELIVER SOLUTIONS WHICH PROVIDE MANAGEMENT INSIGHT INTO KEY COMPLEX BUSINESS PROCESSES IN SELECTED VERTICAL MARKETS
The Company has significant experience in certain vertical markets, and has begun to customize its application suites for key industries including utilities, retail, education, and transportation. These large, complex businesses are best understood in a multidimensional context, by key performance indicators and across business units, time periods, geographies and product lines. Walker is able to capture and warehouse key business processes and business information while retaining the business context of the information through our analytical solutions. These solutions analyze the transactional data within the applications to deliver information that allow managers to be more informed about their organization's performance. Empowered by management insight, managers at all levels of the organization have the opportunity to better run their area of the business, enhancing competitiveness and bottom-line profitability. The Company's solutions use OLAP database technology, which was developed specifically for multidimensional business analysis.

PROVIDE ANALYTIC APPLICATIONS, WHICH COMPLEMENT MULTIPLE TRANSACTION
APPLICATIONS
The Company's focus is on analytic applications for budgeting, consolidation, and management reporting, which it believes offers the greatest short-term market potential. These applications provide analytical analysis and reporting capabilities not available in traditional transaction systems. Most organizations recognize the need to integrate enterprise-wide financial and operational data to monitor company-wide performance. To respond to this need, the Walker series of analytic applications integrate data from both Walker and non-Walker applications, including leading ERP and best-of-breed applications vendors.

EXTEND NEW AND EXISTING LONG-TERM RELATIONSHIPS WITH STRATEGIC PARTNERS
The Company has expanded its existing strategic relationships with leading hardware and software suppliers such as IBM, Microsoft, Hyperion Solutions, Inc., Commerce One, Inc., Information Builders, Inc., and Showcase Corporation, as well as with third-party providers including global accounting and consulting firms. The Company believes that the development of its relationships with these partners, as well as the expanded scope of the relationships to include e-business and e-commerce solutions, will contribute to its future revenue growth.

DELIVER LOWER COST/HIGHER PERFORMANCE SOLUTIONS
While many vendors of enterprise software solutions are focusing their technology efforts on supporting a distributed client/server model, Walker intends to continue to build and enhance its e-business solutions for the IBM S/390 as an e-business server. This puts Walker in a position to support a high-volume network computing environment which the Company believes, with the growth of B2B collaboration, Internet bandwidth, processes that reflect an e-business way of working, supporting both shared and distributed service models, is far more cost effective than other distributed architectures models available in the market today.

RETAIN AND EXTEND LONG-TERM CUSTOMER RELATIONSHIPS
The Company intends to continue to focus on generating additional revenues from existing customers through software licenses, the introduction of new e-business solutions and services, and warranty maintenance. In addition, providing consulting and support services to existing customers represents a significant portion of the Company's total revenues. Follow-on revenues create efficiencies for deployment of sales and marketing resources and strengthen the Company's relationships with its customers.


WALKER PRODUCTS AND SERVICES
----------------------------

The Company's e-business solutions for the enterprise are designed to improve core business processes and to provide the functionality to create competitive advantage in an ever-changing global marketplace. Walker achieves this by offering solutions that combine flexible e-business solutions, analytic applications, deep industry knowledge and best practices expertise.

The Walker family of products and services include:

 .  e-business solutions for Global 2000 organizations
 .  Walker Horizon/TM/ Series of analytic applications for better managing company performance
 .  Aptos/TM/ suite of client/server financial applications
 .  IMMPOWER enterprise asset management system

PRODUCTS


e-Business Solutions for the Enterprise

Walker's e-business solutions assist businesses in mission critical areas:

 . By turning massive amounts of transactional data into powerful business information and intelligence; and

 . By allowing organizations to exploit the new business processes that have changed as a result of greater business collaboration through the use of Internet technologies and the Web.

These highly scalable applications are designed to adapt quickly and easily to changing business conditions such as deregulation, technology innovations, and structural reorganizations including mergers and acquisitions. The Company also broadens the scope of its e-business offerings with the addition of analytic solutions that work with transactional data to provide in-depth insight into the enterprise. This combination of e-business solutions and analytic applications allows Walker customers the opportunity to better manage company-wide performance.

Walker's e-business solutions are organized into five key operational areas:

 .  e-procurement - B2B based procurement, covering all aspects of the procurement cycle from requisition through payment.
 .  e-revenue - B2B based revenue, covering all aspects of electronic billing through collections and cash application.
 .  e-insight - delivery of management insight on company-wide performance through a portal.
 . e-technology - consists of the architecture, technologies and components that enable and support e-business. This technology is designed for large-scale, e-business environments.
 . e-services - knowledgeable resources with a tried and proven approach to plan and implement our e-business solutions efficiently and cost effectively.


Walker Horizon Series of Analytic Applications

The Horizon suite of analytic applications includes the planning, forecasting, financial consolidation and reporting solutions that organizations need to better manage company performance. By significantly reducing the time and effort expended on the budgeting and consolidation process, Horizon allows companies to focus on the analysis of financial data, instead of the preparation.

The Horizon suite employs a flexible architecture that leverages a single OLAP engine for all its applications. This provides companies with a solution that ensures data integrity and is easy to deploy and maintain. As a result, organizations can gain the ability to make fast, informed business decisions and continually monitor performance improvement at all levels of the organization. Additionally, Horizon's architecture allows companies to be more forward thinking and to preview the effect of potential business decisions.

Horizon is available for multiple operating systems and OLAP databases. It allows companies to track performance metrics that are specific to their organization. Any combination of these applications complements Walker's e-business solutions as well as non-Walker financial and operational solutions.

The Horizon suite includes:

 . Planning and Forecasting: Automates the planning, forecasting, and budgeting processes - reducing planning cycles, facilitating continuous planning and enabling the prediction of company performance.

 . Consolidated Reporting: Manages the collection, adjustment and reporting of consolidated results for enterprise-wide statutory, management and tax reporting.

 . OLAP Reporting & Analysis: A powerful reporting and analysis solution for enabling financial reports and analysis using any OLAP technology.


Aptos/TM/ suite of client/server financial applications and IMMPOWER enterprise asset management system

In refocusing its resources and efforts on e-business solutions for the enterprise, the Company has begun the process of divesting its Aptos/TM/ and IMMPOWER product lines. Revenues associated with these product lines aggregated $13.6 million in 1999, $15.7 million in 1998, and $ 4.4 million in 1997. Aptos is an integrated suite of client/server financial applications developed by Walker for medium sized companies which uses an advanced architecture to deliver best practices in finance and procurement. Walker's IMMPOWER solution offers an enterprise asset management system that combines the latest in advanced asset, materials and cost management with powerful analytic tools.


PRODUCT DEVELOPMENT
-------------------

The Company continually enhances its existing products and develops new products to meet its customers' ever-changing requirements. The Company's success will depend in part on its ability to develop product enhancements and new products that keep pace with technological changes and changes in customers' business practices. Software development expenditures were 22% of total revenues in 1999, 20% in 1998, and 26% in 1997.

Due to the layered architecture of the Company's e-business solutions, and the Company's efforts to continually enhance its products to respond to evolving technologies, the Company believes that its core products have long life cycles. As operating systems, databases and presentation software technologies evolve, the Company is able to modify its e-business solutions through an upgrade and by changing only the corresponding layer of software without having to change the other components of the system. Therefore, the Company's customers do not have to completely replace the Company's products in response to technological change. The Company works closely with its customers and prospective customers to determine their requirements and to define the functionality of the Company's new products and enhancements to its existing products.


SERVICES
--------

PROFESSIONAL SERVICES AND IT CONSULTING SERVICES

Organizations are increasingly leveraging information technology to accomplish their business objectives. Large, global organizations rely heavily on their software investments to remain competitive.

Walker provides a full range of services to support these needs. The Company's professional services organization adds significant incremental value, offering implementation, customization, migration, training and related services to its customers. Walker has suites of reusable tools and utilities that enable customers to complete customizations efficiently and cost effectively.

Some of the areas addressed by Walker services include:

 .  Integration - to integrate the customers existing applications into the e-
   business solution.
 .  Performance tuning - to increase computer throughput, reduce processing time and otherwise improve performance.
 .  Migration - assistance in making cost-effective migrations to a new release or from one platform to another.
 . Conversion and integration - to integrate third-party applications into the Walker framework or convert these products to Walker applications through Walker's re-usable components, methodologies and e-technology.
 . IT consulting and outsourcing - shortening time-to-benefit and reducing costs for large-scale computing environments and applications.

CUSTOMER SUPPORT AND MAINTENANCE
The Company's customer support and maintenance program includes 24-hour hotline telephone support for problem determination and resolution, account management, ongoing functional and technical enhancements for installed products, and membership in the Company's user group, which meets annually and holds periodic regional conferences throughout the year.


REPORTABLE SEGMENTS
-------------------

The Company's products and services are considered a single reportable segment. Information regarding domestic and international revenues and assets are contained in Note 11 to the Consolidated Financial Statements.


SALES AND MARKETING
-------------------

Walker sells its products primarily through its direct sales force in North
America and the United Kingdom.    In support of its sales force, the Company
conducts marketing programs, which include direct mail, public relations, advertising, seminars, trade shows, and ongoing customer communication programs. The sales cycle begins with the generation of a sales lead, or often the receipt of a request for proposal ("RFP") from a prospect, which is followed by qualification of the lead, an analysis of the customer's needs, response to an RFP (one or more presentations to the customer), customer internal sign-off activities and contract negotiation and finalization. While the sales cycle varies by product and from customer to customer, the sales cycle has historically required three to twelve months.

Walker markets its products primarily to large or complex organizations with e-business collaboration requirements, and intensive data processing and information management requirements. In each of the last three fiscal years, a substantial portion of the Company's product revenue arose from additional licensing by existing customers of either new products or products for additional sites. In 1999, the Company introduced and has increased its commitments to the development and marketing of its e-business solutions and analytical applications.

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


COMPETITION
-----------

The business and financial applications software market for large complex organizations is intensely competitive. The Company's principal competitors with the e-business solutions are SAP AG, Oracle Corporation and PeopleSoft, Inc. The Company primarily competes with Hyperion Software Corporation, Oracle Corporation and Comshare, Inc. with its analytical applications.

The Company also competes to a lesser extent with other independent software application vendors. Some of the Company's current and potential competitors have substantially greater financial, technical, marketing and sales resources than the Company. Some of these competitors also offer business application products not offered by the Company, primarily in the areas of human resources and manufacturing. However, Walker remains one of the few companies committed to providing and enhancing applications for the IBM S/390 e-business server. Most of Walker's competitors offer UNIX-based applications.

The Company encounters competition from a broader range of firms in the market for professional services. These competitors include the consulting divisions of the major accounting firms, which possess greater resources than the Company, and small independent firms that compete primarily on the basis of price of services provided.


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


EMPLOYEES
---------

As of December 31, 1999, the Company had 400 employees, of which 260 were based in the United States and 140 were based internationally. Of the total, 48 of such employees were engaged in sales and marketing, 64 were in customer support, 143 were in professional services, 98 were in product development and 47 were in data processing, administration and finance positions.

ITEM 2.    PROPERTIES

The Company's corporate headquarters are located in San Francisco, California, in a leased facility consisting of approximately 55,000 square feet of office space. The Company occupies all 55,000 square feet governed by a lease that expires in September 2007. Additionally, the Company leases office space aggregating approximately 91,000 square feet in the metropolitan areas of Atlanta, Georgia; Birmingham, Alabama; Boston, Massachusetts; Chicago, Illinois; Aylesbury, England; Singapore, Republic of Singapore; Santon, South Africa; and Toronto, Canada. The Company believes that it has adequate facilities to accommodate the Company's operations in the near term and that additional space will be available at commercially reasonable terms as needed.

Approximately 15,200 square feet of office space in Toronto, Canada; Aylesbury, England; and Santon, South Africa is considered excess capacity. Of the excess, approximately 9,150 square feet is sublet. The difference of approximately $2.4 million between the Company's total lease commitments for its excess capacity and the total expected sublease income is included in accrued liabilities and other long term obligations at December 31, 1999.

ITEM 3.    LEGAL PROCEEDINGS

The Company is not party to any legal proceedings other than ordinary routine litigation incidental to the Company's business. The following sentence is a forward-looking statement. The Company believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 1999.

PART II


ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
           MATTERS

Walker Interactive Systems, Inc. common stock is traded on The Nasdaq National Stock Market under the symbol "WALK." As of March 10, 2000, there were approximately 4,850 stockholders of record of the Company's common stock. The Company has not paid any cash dividends and does not anticipate paying any cash dividends in the foreseeable future. Furthermore, the Company has a line of credit with a financial institution which restricts the Company's ability to pay dividends if borrowings are outstanding under the line of credit.

The high and low, daily closing prices per share, for the periods set forth below, are as reported by The Nasdaq National Stock Market System.


                                                                      QUARTER ENDING
                                             -----------------------------------------------------------------
                                             MARCH 31,         JUNE 30,        SEPTEMBER 30,      DECEMBER 31,
PRICE RANGE PER COMMON SHARE                   1999              1999              1999               1999
---------------------------------            ---------         --------        -------------      ------------
Price range per common share:
    High                                     $ 6 25/32         $ 4 1/4           $ 3 3/16           $ 9 1/2
    Low                                        3 27/32           2 5/8             2 5/8              2 1/2

                                             MARCH 31,         JUNE 30,        SEPTEMBER 30,      DECEMBER 31,
PRICE RANGE PER COMMON SHARE                   1999              1999              1999               1999
---------------------------------            ---------         --------        -------------      ------------
Price range per common share:
    High                                     $20 1/16          $20               $15 5/16           $ 8 1/2
    Low                                       13                13 1/8             6                  3 1/2

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

The following table should be read in conjunction with the financial statements of the Company and notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

                               WALKER INTERACTIVE SYSTEMS, INC.
                           (in thousands, except per share amounts)

                                                         YEAR ENDED DECEMBER 31,
                                           1999 (1)     1998    1997 (2)   1996 (3)     1995
                                           --------   --------  --------   --------   --------
Income Statement Data:
 Total revenues                            $ 87,978   $101,413  $ 71,409   $ 62,834   $ 58,566
 Income (loss) before income taxes          (24,887)     7,266    (2,179)        86    (10,198)
 Net income (loss)                          (37,788)     4,525    (3,477)      (116)    (9,357)

Per Share Data:
 Basic net income (loss) per share (4)       ($2.67)  $   0.32    ($0.26)    ($0.01)    ($0.72)
 Diluted net income (loss) per share (4)     ($2.67)  $   0.31    ($0.26)    ($0.01)    ($0.72)

Shares:
 Shares utilized to compute basic net
  income (loss) per share                    14,154     14,012    13,291     13,223     12,998

 Shares utilized to compute diluted net
  income (loss) per share                    14,154     14,688    13,291     13,223     12,998


Balance Sheet Data:
 Cash, cash equivalents and investments    $ 22,014   $ 22,597  $ 27,690   $ 38,170   $ 42,318
 Total assets                                57,950     95,097    91,334     82,319     82,498
 Stockholders' equity                        19,119     57,051    51,689     46,772     48,734



(1) Includes a $10.4 million charge for the impairment of certain capitalized software and goodwill and a $4.5 million restructuring charge in connection with the change in strategic direction of the Company (see Note 3 to the consolidated financial statements).

(2) Includes a $4.6 million charge for the write-off of in-process research and development from the acquisition of Revere, Inc. and a $1.3 million charge for the termination of an exclusive distribution agreement.

(3) Includes a $2.8 million charge for the write-off of in-process research and development from the acquisition of Hunt Systems, Inc.

(4) The per share amounts for 1996 and 1995 have been restated to conform to the requirements of Statement of Financial Accounting Standards No. 128, "Earnings Per Share."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of results of operations and financial condition of the Company should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-K. The report on this Form 10-K contains forward-looking statements, including statements related to industry trends and demand for mainframe products, expected resolution of legal proceedings, cash commitments, working capital requirements, and possible expansion in international markets. Discussions containing such forward-looking statements may be found in the material set forth under "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", generally and specifically therein under the captions "Liquidity and Capital Resources," and "Additional Risk Factors" as well as elsewhere in this Annual Report on Form 10-K. Actual events or results may differ materially from those discussed herein. The Company disclaims any obligation to update these forward-looking statements as a result of subsequent events. The risk factors on pages 17 through 21, among others, should be considered in evaluating the Company's prospects and future financial performance.

REFOCUSING BUSINESS
-------------------

During the second quarter of 1999, Walker changed its strategic direction to emphasize the Tamaris and Horizon product lines, concentrating on refocusing the Company as a provider of e-business solutions. In refocusing its resources and efforts on e-business solutions for the enterprise, the Company incurred impairment and restructuring charges and commenced the process of divesting its IMMPOWER and Aptos product lines. Impairment and restructuring charges are discussed under Results of Operations below. In February 2000, the Company announced its intention to sell the IMMPOWER and Aptos product lines. Revenues associated with the IMMPOWER and Aptos product lines were $13.6 million, $15.7 million, and $4.4 million in 1999,1998, and 1997, respectively.

During the third quarter of 1999, Walker released its software products designed specifically for the Internet architecture and B2B e-business models and believes that its architecture is among the most scalable and adaptable available for enterprise-level business software. The Company's strategy is to offer enterprise financial, operational and analytical e-business solutions to a variety of industries. Walker's e-business solutions support and enhance enterprise-wide financial, operational and analytic processes, including procurement, revenue management, financial management and insight, business planning, budgeting, forecasting, and financial consolidation. The Company's software products utilize the Microsoft Windows operating systems on the desktop, NT, UNIX and S/390 operating systems on the server and industry-leading On Line Analytical Processing (OLAP), Relational Database Management Systems (RDBMS) including IBM's DB2, Hyperion Solutions Essbase, Microsoft SQL/Server and Oracle Express.


ACQUISITION
-----------

On December 2, 1997, the Company acquired all the outstanding share capital of Revere, Inc. ("Revere") in exchange for $7.7 million of the Company's common stock (634,022 shares) and $0.6 million for various transaction-related costs and fees. The acquisition was accounted for as a purchase transaction. The Company allocated $4.1 million to goodwill, $4.6 million to in-process research and development, and the remaining amounts were allocated primarily to working capital. The amount of the purchase price allocated to in-process research and development was charged to the Company's 1997 results of operations, as technological feasibility had not been established and no alternative future uses existed at the acquisition date. The Company markets the acquired software products as its IMMPOWER product line.

RESULTS OF OPERATIONS
---------------------

1999 compared to 1998

REVENUES

Total revenues in 1999 were $88.0 million, a decrease of $ 13.4 million, or 13.2%, as compared to 1998.

License revenues in 1999 were $14.6 million, a decrease of $7.7 million, or 34.7%, as compared to 1998. The Company believes the decrease in license revenues is primarily attributable to a continued softness in the enterprise application software market as potential customers utilized available resources to ensure existing applications were Year 2000 compatible rather than acquiring and implementing new software applications.

Maintenance revenues in 1999 were $31.3 million, an increase of $0.1 million, or 0.2%, as compared to 1998 as customers continued to utilize the Company's support capability.

Consulting revenues in 1999 were $42.1 million, a decrease of $5.8 million, or 12.1%, as compared to 1998. The Company believes the decrease in consulting revenues is attributable to a reduction in implementation engagements as a consequence of the decreased license revenues and a decrease in non-implementation related projects (e.g., Year 2000, migration and best practice solutions engagements).

COSTS OF LICENSES, MAINTENANCE AND CONSULTING
Costs of licenses, maintenance and consulting were $41.9 million in both 1999 and 1998 and represented 47.6% and 41.4% of total revenues in 1999 and 1998, respectively.

The costs of licenses as a percentage of license revenues increased in 1999 as compared to 1998. The increase in 1999 results from a greater proportion of license revenues generated from the Company's products that utilize technology licensed from third parties.

The cost of maintenance, as a percentage of related revenue, was relatively unchanged in 1999 compared to 1998.

The costs of consulting, as a percentage of related revenue, increased in 1999 as compared to 1998. The increase in 1999 is primarily attributable to lower than expected consulting revenues, lower profit margins associated with fixed fee consulting engagements and an increase in the use of outside contractors.

SALES AND MARKETING
Sales and marketing costs in 1999 were $21.9 million, a decrease of $1.1 million, or 4.7%, as compared to 1998. As a percentage of total revenues, sales and marketing expenses were 24.9% and 22.7% in 1999 and 1998, respectively. The 1999 sales and marketing expenses increased as a percentage of revenue because, while 1999 revenues declined, costs associated with marketing promotions for existing customers and marketing costs associated with efforts to promote the Company, its multiple product lines and its consulting services were ongoing.

PRODUCT DEVELOPMENT
Product development related expenses, excluding amortization of capitalized software, were as follows (in thousands):

                                                    1999           1998
                                                 ---------       ---------
Product development expenditures                  $19,262         $20,261
Less:
   Additions to capitalized software               (5,052)         (7,391)
                                                  -------         -------
Product development expense                       $14,210         $12,870
                                                  =======         =======

Product development expenditures decreased $1.0 million, or 5.0%, in 1999 as compared to 1998 and were 21.6% and 20.0% of total revenues in 1999 and 1998, respectively. Additions to capitalized software decreased $2.3 million, or 31.6% in 1999 as compared to 1998 and were 26.2% and 36.5% of product development expenditures in 1999 and 1998, respectively. The decrease in software costs capitalized in 1999 is primarily attributable to product development resources being allocated to projects that did not meet the criteria for capitalization.

AMORTIZATION OF CAPITALIZED SOFTWARE
Capitalized software amortization in 1999 was $5.4 million, an increase of $0.4 million, or 8.6%, as compared to 1998. The increase in 1999 was due to additional amortization associated with the Company's ongoing practice of evaluating the useful lives of capitalized software products, offset by a decrease in software amortization associated with products written off as part of the Company's restructuring actions during 1999.

GENERAL AND ADMINISTRATIVE
General and administrative expenses in 1999 were $15.6 million, an increase of $3.1 million, or 25.3%, as compared to 1998. As a percentage of total revenues, general and administrative expenses were 17.7% and 12.3% in 1999 and 1998, respectively. The absolute dollar increase in 1999 is due primarily to an increase of $3.1 million in the allowance for doubtful accounts provision in 1999. In addition, in 1999 the Company had increased compensation costs, in part resulting from the increased use of outside contractors, partially offset by the effect on compensation and facilities costs of the Company's restructuring actions during the second half of 1999.

IMPAIRMENT AND RESTRUCTURING CHARGES
In 1999 the Company recorded charges of $14.9 million in connection with its change in strategic direction and the related restructuring costs. The charges include $7.2 million for impairment of IMMPOWER and Aptos capitalized software costs and $3.2 million of goodwill impairment. In addition, restructuring charges of $4.5 million include $2.5 million for office consolidations and $2.0 million for workforce reductions. No impairment or restructuring charges were recorded in 1998.

INCOME TAX EXPENSE
In 1999, the Company provided $12.9 million for income taxes on a pretax loss of $24.9 million. The 1999 provision for income taxes includes additions of $12.5 million to the deferred tax valuation allowance, fully reserving the Company's previously recorded net deferred tax assets. The increase in the valuation allowance is a result of management's assessment of the effect of the change in strategic direction and the timing of expiration of certain tax operating loss carryforwards and credits. In 1998, the Company provided income taxes equal to 38% on pretax income of $7.3 million. The Company's tax provisions for both years include the generation, expiration, and true up of tax credits and net operating losses.

1998 compared to 1997

REVENUES
Total revenues in 1998 were $101.4 million, an increase of $30.0 million, or 42.0%, as compared to 1997.

License revenues in 1998 were $22.3 million, an increase of $5.8 million, or 35.3%, as compared to 1997. License revenues in 1998 include a full year of Revere operations, representing $2.1 million of the increase. The remaining increase in license revenues is attributable to the Horizon and Aptos products, which the Company believes resulted from increased sales and marketing efforts, and increased product offerings.

Maintenance revenues in 1998 were $31.2 million, an increase of $3.6 million, or 13.0%, as compared to 1997, of which $1.9 million is attributable to the full year of Revere operations and the increased license revenues.

Consulting revenues in 1998 were $47.9 million, an increase of $20.6 million, or 75.5%, as compared to 1997. Consulting revenues in 1998 include a full year of Revere operations, representing $4.1 million of the increase. The Company believes the remaining increase in consulting revenues can be attributed to non-implementation related projects (e.g., Year 2000 readiness, migration and best practice consulting engagements), primarily in North America and Europe.

COSTS OF LICENSES, MAINTENANCE AND CONSULTING
Costs of licenses, maintenance and consulting in 1998 were $41.9 million, an increase of $13.1 million, or 45.4%, as compared to 1998. The increased costs primarily related to the increased revenues in 1998 as costs of licenses, maintenance and consulting represented 41.4% and 40.4% of revenues in 1998 and 1997, respectively.

The costs of licenses and maintenance, as a percentage of related revenue, were relatively unchanged in 1998 compared to 1997.

The costs of consulting, as a percentage of related revenue, decreased in 1998 as compared to 1997. The decrease in 1998 is primarily attributable to a change in consulting revenue mix which included a greater proportion of higher margin consulting engagements during the year, partially offset by certain North American fixed fee consulting engagements.

SALES AND MARKETING
Sales and marketing costs in 1998 were $23.0 million, an increase of $6.0 million, or 35.7%, as compared to 1997. As a percentage of total revenues, sales and marketing expenses were 22.7% and 23.7% in 1998 and 1997, respectively. The absolute dollar increase in the 1998 sales and marketing expenses reflects the increased revenues while, as a percentage of revenue, sales and marketing costs decreased slightly as the expenditures were spread over a larger revenue base.

PRODUCT DEVELOPMENT
Product development related expenses, excluding amortization of capitalized software, were as follows (in thousands):

                                                1998           1997
                                             ----------     ----------
Product development expenditures               $20,261        $18,259
Less:
   Additions to capitalized software            (7,391)        (7,497)
                                               -------        -------
Product development expense                    $12,870        $10,762
                                               =======        =======


Product development expenditures increased $2.0 million, or 11.0%, in 1998 as compared to 1997 and were 20.0% and 25.6% of total revenues in 1998 and 1997, respectively. Additions to capitalized software decreased $0.1 million, or 1.4%, in 1998 as compared to 1997 and were 36.5% and 41.1% of product development expenditures in 1998 and 1997, respectively. The increase in product development expenditures in 1998 is primarily attributable to inclusion of a full year of Revere operations.

AMORTIZATION OF CAPITALIZED SOFTWARE
Capitalized software amortization in 1998 was $5.0 million, an increase of $0.5 million, or 10.8%, as compared to 1997. The increase in 1998 was due primarily to inclusion of a full year of Revere operations.

GENERAL AND ADMINISTRATIVE
General and administrative expenses in 1998 were $12.4 million, an increase of $3.9 million, or 46.2%, as compared to 1997. As a percentage of total revenues, general and administrative expenses were 12.3% and 11.9% in 1998 and 1997, respectively. The absolute dollar increase in 1998 is partially due to inclusion of a full year of Revere operations together with increased professional fees and facilities costs.

INCOME TAX EXPENSE
In 1998, the Company provided income taxes equal to 38% on pretax income of $7.3 million. In 1997, the Company provided income taxes of $1.3 million on pretax losses of $2.2 million reflecting the write off of in-process research and development costs of $4.6 million for which no tax benefit is recorded. The Company's tax provisions for both years include the generation, expiration, and true up of tax credits and net operating losses.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of December 31, 1999, the Company's principal sources of liquidity included cash, cash equivalents and short- and long-term investments aggregating $22.0 million.

The Company's operating activities provided cash of $6.8 million in 1999, $5.9 million in 1998 and used cash of $1.4 million in 1997. The net loss in 1999 of $37.8 million includes $22.9 million of non-cash charges related to impairment of certain capitalized software and goodwill and increases in valuation allowances for net deferred tax assets. Also, in 1999, improved cash management and collections contributed to the improvement in cash flows from operations.
In 1998, the Company's net income was the primary reason for the increase in cash provided for the year as compared to 1997, partially offset by increases in accounts receivable associated with the increased revenue in 1998. Increases in accounts receivable balances reduced cash flows from operations in 1997.

Financing activities used cash of $0.2 million and $1.1 million in 1999 and 1998, respectively, and provided $0.3 million in 1997. In 1999, 1998 and 1997, proceeds from the issuance of stock under the Company's employee stock purchase plan and proceeds from stock options exercised provided $1.1 million, $2.8 million and $2.3 million in cash, respectively. The Company used cash in the amount of $1.0 million, $2.4 million and $2.0 million for the purpose of repurchasing Company stock. All stock repurchases were made pursuant to resolutions of the Company's Board of Directors in 1995 authorizing the repurchase of the Company's outstanding shares of common stock, not to exceed a total cost of $17.5 million. Through December 31, 1999, the Company had acquired 1,059,500 shares of its common stock at an aggregate cost of $11.1 million. As of December 31, 1999, the Company had reissued 1,048,462 of the repurchased shares in connection with the Company's employee stock purchase plan, one of its employee stock option plans, and the acquisition of Revere.

The Company has a line of credit in the amount of $6.0 million, secured by marketable securities. The line of credit expires on March 31, 2000. The Company has no outstanding borrowings under this line of credit at December 31, 1999.

In connection with the December 1997 acquisition of Revere, the Company assumed a line of credit with an outstanding balance of $1.5 million. The outstanding balance on the assumed line of credit was subsequently paid in full in January 1998.

The Company believes that its principal sources of liquidity, together with funds expected from operations, will satisfy the Company's currently anticipated working capital and capital expenditure requirements for at least the next twelve months. There can be no assurance that the Company will not need to raise additional capital to fund operations within this period. The Company may seek additional funding through public or private equity or debt financing. There can be no assurance that additional financing can be obtained on acceptable terms, or at all. If additional funds are raised by issuing equity securities, dilution to stockholders may result. If adequate funds are not available our business may be harmed.


ADDITIONAL RISK FACTORS
-----------------------

The Company operates in a rapidly changing environment that involves numerous risks and uncertainties which could have a material adverse effect on the Company. The following discussion details some, but not all, of these risks and uncertainties.

FLUCTUATION IN OPERATING RESULTS
The Company's operating results fluctuate as a result of a variety of factors including:
(i)     the execution of new license agreements;
(ii)    the shipment of software products;
(iii)   customer acceptance criteria for services performed;
(iv) completion of milestone or other significant development requirements pursuant to the Company's license agreements;
(v) the financial terms of consulting agreements and the inclusion of fixed as opposed to variable pricing;
(vi)    third-party royalty payments for licensed software;
(vii)   the demand for the Company's products and services;
(viii)  changes in the Company's product mix;
(ix) the development and launch of new products, and the life cycles of the Company's existing products;
(x) research and development expenditures required to update and expand the Company's product portfolio and related third-party consulting costs;
(xi) sales and marketing expenses generally related to the entry into new markets with new or existing products and maintenance of market share in existing markets;
(xii) acquisitions and the integration and development of acquired entities or products;
(xiii)  competitive conditions in the industry; and
(xiv)   general economic conditions.

As a result, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

The Company's quarterly operating results are particularly dependent on the number of license agreement bookings executed in each quarter. The amount of quarterly bookings has varied substantially from quarter to quarter due to a variety of reasons including:
(i) a high proportion of license agreements are negotiated during the latter part of each quarter and these negotiations may not be completed before the quarter end ;
(ii) the sales cycles for some of the Company's products are relatively long due to the Company's focus on "enterprise solutions" as opposed to individual products, which adds complexity to the customer's selection, negotiation and approval process;
(iii) the amount related to each booking may vary significantly due to the need for different solutions for different customers;
(iv) procurement procedures may vary from customer to customer, which may affect the timing of the bookings;
(v) a customer may forego or delay software purchases due to increased attention and spending on Year 2000 related projects;
(vi) the period for a customer to complete product evaluations and to complete any subsequent purchase approval may be delayed due to resource limitations; and
(vii) economic, political and industrial conditions can adversely affect business opportunities without notice.

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

Employee and facility related expenditures comprise a significant portion of the Company's operating costs and expenses, and are therefore relatively fixed over the short term. In addition, the Company's expense levels are based, in significant part, on the Company's forecasted revenue. If revenue levels fall below expectations, operating results are likely to be adversely affected.
There can be no assurance that the Company will be able to achieve profitability on a quarterly or annual basis in the future. Any of the foregoing factors could cause the Company's future operating results to fall below the expectations of public securities market analysts, which could have an adverse effect on the trading price of the Company's common stock. See "Volatility of Stock Price."

RELIANCE ON THIRD PARTY TECHNOLOGY
The Company generates revenue from internally developed software products, some of which utilize technology licensed from third parties. The Company expects to continue utilizing third party technology and may enter into agreements with additional business partners. If sales of software utilizing third party technology increase disproportionately, gross margins may be below historical levels due to third party royalty obligations. There can be no assurances that the third parties will renew existing agreements with the Company or will not require financial conditions that are unfavorable to the Company. In addition, there can be no assurances that existing third party agreements will not be terminated.

INDUSTRY
Certain software companies, including the Company, have experienced significant economic downturns as a result of technological shifts and competitive pressures. These downturns are characterized by decreased product demand, price erosion, work slowdowns and layoffs. The Company's operations may, in the future, experience substantial fluctuations from period to period because of such industry patterns and general economic and political conditions which could affect the timing of orders from customers. There can be no assurance that such factors will not have a materially adverse effect on the Company's business, operating results or financial condition.

INTERNATIONAL
The Company will continue its presence in international markets by marketing its B2B e-business solutions for the enterprise to Global 2000 organizations. Risks associated with such pursuits include, but are not limited to, the following: changing market demands, economic and political conditions in foreign markets, foreign exchange fluctuations, longer collections cycles, difficulty in managing a geographically dispersed organization and changes in international tax laws. The downturn in the Asia Pacific business climate had an adverse effect on some market opportunities. Operating results are likely to be adversely affected if the Company's operations in international markets are not successful.

COMPETITION
The business and financial applications software market for large, complex organizations is intensely competitive. The Company's principal competitors with Tamaris and e-business solutions are SAP AG, Oracle Corporation and PeopleSoft, Inc. With Aptos solutions, the Company principally competes with Oracle Corporation, Lawson Software, Inc., Platinum Software, Inc., Systems Union Group Ltd and Agresso AS. With the Horizon suite of products, the Company principally competes with Hyperion Solutions Corporation, Oracle Corporation and Comshare, Inc. With the IMMPOWER suite of products, the Company principally competes with Datastream/SQL, Indus International, Marcam, Mincom, PSDI and SAP AG.

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

The Company encounters competition from a broader range of firms in the market for professional services. Principal competitors include consulting firms Andersen Consulting and IBM Global Services, the consulting divisions of the major accounting firms, all of which possess greater resources than the Company, and niche-consulting firms that specialize in the Company's products and compete primarily on the basis of price of services provided.

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

RAPID TECHNOLOGICAL CHANGE
The software industry is characterized by rapid technological change. The pace of change has accelerated due to advances in mainframe and client/server technology and the growth in Internet, Intranet and extranet utilization. The Company expects to evaluate potential opportunities and may invest in those that are compatible with the Company's strategic direction. However, there can be no assurance that any such investments will be profitable. The Company's products are also designed primarily for use with certain mainframe and client/server systems. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete. Accordingly, the Company's future success depends in part upon its ability to continue to enhance its current products and to develop and introduce new products that respond to evolving customer requirements and keep pace with technological development and emerging industry standards, such as new operating systems, hardware platforms, interfaces and third party applications software. There can be no assurances that:
(i) the Company will be successful in developing and marketing product enhancements or new products that respond to technological change, changes in customer requirements or emerging industry standards;
(ii) the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of such products and enhancements; or
(iii) any new products or enhancements that it may introduce will achieve market acceptance.

PRODUCT DEVELOPMENT
The Company's continued success is dependent on its continued ability to introduce, develop and market new and enhanced versions of its software products, although there can be no assurance that such ability can be maintained. The Company plans to continue its investment in product development in future periods. However, there can be no assurance that revenues will be sufficient to support the future product development that is required for the Company to be competitive. Although the Company may be able to release new products in addition to enhancements to existing products, there can be no assurance that the Company's new or upgraded products will be accepted, will not be delayed or canceled, or will not contain errors or "bugs" that could affect the performance of the product or cause damage to users' data.

PROPRIETARY RIGHTS
The Company regards its products as proprietary. Through its license agreements with customers and its internal security systems, confidentiality procedures and employee agreements, the Company has taken steps to maintain the trade secrecy of its products. However, there can be no assurances that misappropriation will not occur. In addition, the laws of some countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. There can be no assurance that the confidentiality of any proprietary information will provide any meaningful competitive advantage. The Company has no patents relating to its products. The Company believes that, because of the rapid pace of technological change in the computer software industry, that patents and copyrights are less significant than factors such as the knowledge, ability and experience of the Company's employees, frequent product enhancements and the timeliness and quality of support services. There can be no assurance that the Company's current efforts to retain its products as proprietary will be adequate.

Although the Company believes that its products do not infringe upon the proprietary rights of third parties, there can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future products or that any such assertions will not require the Company to enter into royalty arrangements or result in costly litigation.

PRODUCT LIABILITY
The Company's license agreements with its customers contain provisions designed to limit the Company's exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in such license agreements may not be enforced as a result of international, federal, state and local laws or ordinances or unfavorable judicial decisions. The license and support of the Company's software for use in mission critical applications creates the risk of product liability claims against the Company. Damage liability or injunctive relief resulting from such a claim could cause a materially adverse impact on the Company's business, operating results and financial condition.

EMPLOYEES
The Company believes that its continued success will depend in large part upon its ability to attract, train and retain highly skilled technical, sales, marketing and managerial personnel. The Company continues to hire a significant number of sales, marketing, services and technical personnel. Because of the high level of demand, competition for such personnel is intense and the Company sometimes experiences difficulty in locating candidates with appropriate qualifications or within desired geographic locations. Revenue growth is dependent on the Company's ability to attract, train, retain and productively manage such personnel.

EXPANSION OF FACILITIES
Commercial building vacancy rates are very low in San Francisco, California, where the Company has its headquarters. The Company's San Francisco office lease expires in 2007. However, the Company may experience difficulty obtaining additional space if the Company's space requirements in San Francisco significantly exceed the quantity of space the Company currently has under lease. In addition, the increased demand for office space has caused commercial rental rates to increase substantially. Failure to either obtain additional space, or obtain it on reasonably attractive commercial terms, may inhibit the Company's ability to grow or otherwise adversely affect the Company's operations and financial results.

ACQUISITION-RELATED RISKS
The Company has acquired and may continue to acquire complimentary businesses, products or technology. The process of integrating an acquired company's business into the Company's operations may result in unforeseen operating difficulties and expenditures and may require significant management attention that would otherwise be available for the ongoing development of the Company's business. There can be no assurance that any anticipated benefits of an acquisition will be realized. Future acquisitions by the Company could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization related to goodwill and other intangible assets, which could materially affect the Company's operating results and financial condition. Acquisitions involve numerous risks, including difficulties in the assimilation of operations, technologies and products of the acquired company, risks associated with entering markets in which the Company has no or limited direct prior experience and the potential loss of key employees of the acquired company.

VOLATILITY OF STOCK PRICE
Technology companies, including the Company, frequently experience volatility in their common stock prices. Factors such as quarterly fluctuations in results of operations, announcements of technological innovations by the Company or its competitors or the introduction of new products by the Company or its competitors and macroeconomic conditions in the computer hardware and software industries generally may have a significant adverse impact on the market price of the Company's stock. If revenues or earnings in any quarter fail to meet the expectations of the investment community, there could be an immediate impact on the Company's stock price. In addition, the Company has issued shares and stock options, which, if sold directly or exercised and sold on the open market in large concentrations, could cause the Company's stock price to decline in the short term. Furthermore, the stock market has from time to time experienced extreme price and volume fluctuations which have particularly affected the market price for many technology companies, in some cases unrelated to the operating performance of those companies. These broad market fluctuations may materially adversely affect the market price of the stock of the Company.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has U.S. dollar interest-bearing investments that are subject to interest rate risk. The Company analyzed its investments at year-end to determine the sensitivity to interest rate changes. The fair values of these
instruments were determined by net present values.   The Company's sensitivity
analysis used the same change in interest rates for all maturities. All other factors were held constant. If interest rates increased by 10 percent, the expected effect on net income related to the Company's investments would be immaterial.

The majority of the Company's revenues are denominated in the U.S. dollar. The Company does not engage in interest rate swaps or enter into foreign currency forward contracts.

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

          Independent Auditors' Report..........................................................................  23

          Consolidated Balance Sheets as of  December 31, 1999 and December 31, 1998............................  24

          Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997............  25

          Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997..  26

          Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997............  27

          Notes to Consolidated Financial Statements............................................................  28

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of Walker Interactive Systems, Inc.:


We have audited the accompanying consolidated balance sheets of Walker Interactive Systems, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audit also included the consolidated financial statement schedule listed in item 14(a)2. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Walker Interactive Systems, Inc. and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ DELOITTE & TOUCHE  LLP

San Jose, California

February 7, 2000

                        WALKER INTERACTIVE SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                                          DECEMBER 31,               DECEMBER 31,
                                                                              1999                        1998

                                ASSETS
Current assets:
      Cash and equivalents                                                       $ 9,187                    $ 15,556
      Short-term investments                                                       6,642                       5,135
      Accounts receivable, net of allowance for doubtful
           accounts of $4,554  in 1999 and $1,378 in 1998                         17,368                      29,009
      Prepaid expenses                                                             2,471                       2,347
      Other receivables                                                              812                       1,448
                                                                        -----------------          ------------------
           Total current assets                                                   36,480                      53,495

Long-term investments                                                              6,185                       1,906
Property and equipment, net                                                        4,169                       4,962
Capitalized software, net of accumulated amortization
      of $47,379 in 1999 and $34,555 in 1998                                      10,653                      18,186
Deferred tax assets, net                                                               -                      12,501
Other assets                                                                         463                       4,047
                                                                        -----------------          ------------------
Total assets                                                                    $ 57,950                    $ 95,097
                                                                        =================          ==================

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                           $ 4,203                     $ 5,435
      Accrued liabilities                                                         12,788                      13,061
      Deferred revenue                                                            17,168                      14,819
                                                                        -----------------          ------------------
           Total current liabilities                                              34,159                      33,315
Deferred revenue                                                                   1,697                       1,600
Other long-term obligations                                                        2,975                       3,131
                                                                        -----------------          ------------------
           Total liabilities                                                      38,831                      38,046
                                                                        -----------------          ------------------

Commitments and contingencies (see Note 10)

Stockholders' equity:
      Common stock, $.001 par value: 50,000 shares authorized;
           issued 14,257 shares - December 31, 1999;
           14,185 shares - December 31, 1998                                          14                          14
      Additional paid-in capital                                                  74,566                      74,719
      Accumulated other comprehensive income                                          33                         232
      Accumulated deficit                                                        (55,450)                    (17,662)
      Treasury stock, at cost (26 shares and 49 shares at December 31,
           1999 and 1998, respectively)                                              (44)                       (252)
                                                                        -----------------          ------------------
           Total stockholders' equity                                             19,119                      57,051
                                                                        -----------------          ------------------
Total liabilities and stockholders' equity                                      $ 57,950                    $ 95,097
                                                                        =================          ==================

                See notes to consolidated financial statements

                        WALKER INTERACTIVE SYSTEM , INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                          YEAR ENDED DECEMBER 31,
                                                                      1999           1998         1997
                                                                   -----------   -----------   ----------
REVENUES:
     License                                                          $14,565       $22,291       $16,478
     Maintenance                                                       31,322        31,248        27,658
     Consulting                                                        42,091        47,874        27,273
                                                                   ----------    ----------   -----------
         Total revenues                                                87,978       101,413        71,409

OPERATING EXPENSES:

     Costs of revenues:
         Costs of licenses, maintenance and consulting                 41,864        41,944        28,856
         Amortization of capitalized software                           5,388         4,963         4,479
     Sales and marketing                                               21,895        22,973        16,929
     Product development                                               14,210        12,870        10,762
     General and administrative                                        15,581        12,439         8,511
     Write-off of purchased in-process
       research and development                                             -             -         4,600
     Impairment of capitalized
       software and goodwill                                           10,427             -             -
     Distributor termination charge                                         -             -         1,291
     Restructuring charge                                               4,518             -             -
                                                                   ----------    ----------   -----------
         Total operating expenses                                     113,883        95,189        75,428

Operating income(loss)                                                (25,905)        6,224        (4,019)
         Interest income, net                                           1,018         1,042         1,840
                                                                   ----------    ----------   -----------
Income (loss) before income taxes                                     (24,887)        7,266        (2,179)
         Provision for income taxes                                    12,901         2,741         1,298
                                                                   ----------    ----------   -----------

NET INCOME (LOSS)                                                    ($37,788)       $4,525       ($3,477)
                                                                   ==========    ==========   ===========

BASIC NET INCOME (LOSS) PER SHARE                                      ($2.67)        $0.32        ($0.26)
                                                                   ===========   ==========   ===========

Shares utilized to compute basic net income (loss) per share           14,154        14,012        13,291
                                                                   ===========   ==========   ===========

DILUTED NET INCOME (LOSS) PER SHARE                                    ($2.67)        $0.31        ($0.26)
                                                                   ===========   ==========   ===========

Shares utilized to compute diluted net income (loss) per share         14,154        14,688        13,291
                                                                   ===========   ==========   ===========

                See notes to consolidated financial statements

                        WALKER INTERACTIVE SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          (in thousands, except shares)

                                                                                          ACCUMULATED
                                                                             ADDITIONAL      OTHER                       TOTAL
                                     COMMON STOCK         TREASURY STOCK       PAID-IN    COMPREHENSIVE   ACCUMULATED  STOCKHOLDERS'
                                 SHARES       AMOUNT     SHARES      AMOUNT    CAPITAL    INCOME (LOSS)     DEFICIT      EQUITY
                                 ------       ------   --------    --------  -----------  -------------   -----------  -------------
Balance at January 1, 1997       13,494,487    $13     (397,194)   ($4,753)     $70,008           $214      ($18,710)     $46,772
Common stock issued under
    stock option and employee
     stock purchase plans           300,442      1       86,700        993        1,335                                     2,329
Common stock issued for
    Revere acquisition              178,528             455,494      5,748        1,979                                     7,727
Treasury stock acquired                                (145,000)    (1,988)                                                (1,988)
Tax benefit from exercise
    of stock options                                                                300                                       300
Comprehensive income (loss):
     Currency translation
      adjustment                                                                                   (15)
     Unrealized gain on
      investments                                                                                   41
     Net loss for 1997                                                                                        (3,477)
     Total comprehensive
      (loss)                                                                                                               (3,451)
                                 ----------   -----    ---------   --------   ---------   ------------    ----------   ----------
Balance at December 31, 1997     13,973,457     14            -          -       73,622            240       (22,187)      51,689
Common stock issued under
    stock option and employee
     stock purchase plans           211,594             160,703      2,165          626                                     2,791
Treasury stock acquired                                (200,000)    (2,417)                                                (2,417)
Tax benefit from exercise
    of stock options                                                                475                                       475
Other                                  (366)             (9,910)                     (4)                                       (4)
Comprehensive income (loss):
     Currency translation
      adjustment                                                                                   (21)
     Unrealized gain on
      investments                                                                                   13
     Net income for 1998                                                                                       4,525
     Total comprehensive
      income                                                                                                                4,517
                              -------------   -----   ----------   --------  -----------  ------------    ----------       ------
Balance at December 31, 1998     14,184,685     14      (49,207)      (252)       74,719           232       (17,662)      57,051
Common stock issued under
    stock option and employee
    stock purchase plans             72,500             245,616      1,260          (153)                                   1,107
Treasury stock acquired                                (222,500)    (1,052)                                                (1,052)
Comprehensive income (loss):
     Currency translation
      adjustment                                                                                  (116)
     Unrealized (loss) on
      investments                                                                                  (83)
     Net loss for 1999                                                                                       (37,788)
     Total comprehensive
      income                                                                                                              (37,987)
                              -------------   -----   ----------   --------  -----------  -------------   ----------      -------
Balance at December 31, 1999     14,257,185    $14      (26,091)      ($44)      $74,566            $33     ($55,450)     $19,119
                              =============   =====   ==========   ========  ===========  =============   ==========      =======

                       WALKER INTERACTIVE SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                1999              1998             1997
                                                                             ----------        ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                          ($37,788)          $4,525       ($  3,477)
     Adjustments to reconcile net income (loss) to net
       cash provided (used) by operating activities:
          Depreciation and amortization                                            8,282            8,446           6,922
          Provision for losses on accounts receivable                              3,176                2            (208)
          Deferred tax provision                                                  12,501            1,131             557
          Impairment of capitalized software and goodwill                         10,427                -               -
          Write-off of purchased in-process research and development                   -                -           4,600
     Changes in operating assets and liabilities:
          Accounts receivable                                                      9,101           (7,351)         (8,358)
          Prepaids and other assets                                                 (124)            (346)           (691)
          Accounts payable                                                        (1,232)            (523)          2,129
          Accrued liabilities                                                       (134)             336          (2,236)
          Deferred revenue                                                         2,446             (327)         (1,206)
          Other                                                                      103               32             575
                                                                              ----------        ---------       ---------
              Net cash provided (used) by operations                               6,758            5,925          (1,393)
                                                                              ----------        ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from employee stock purchase plan
          issuances and stock options exercised                                    1,107            2,787           2,329
     Treasury stock acquired                                                      (1,052)          (2,417)         (1,988)
     Capital lease payments                                                         (295)             (74)             (2)
     Repayment of borrowings                                                           -           (1,422)              -
                                                                              ----------          -------       ---------
              Net cash provided (used) by financing activities                      (240)          (1,126)            339
                                                                              ----------          -------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchases of short- and long-term investments                               (14,771)          (4,449)        (29,444)
     Maturities of short-term investments                                          7,375           10,950          12,916
     Sales of short-term investments                                               1,507            6,506          21,125
     Purchases of property                                                        (2,031)          (2,533)         (2,192)
     Additions to capitalized software                                            (5,052)          (7,391)         (7,497)
     Cash acquired from Revere acquisition                                             -                -             222
     Other                                                                            85               28              95
                                                                              ----------          -------       ---------
              Net cash provided (used) by investing activities                   (12,887)           3,111          (4,775)
                                                                              ----------          -------       ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              (6,369)           7,910          (5,829)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                   15,556            7,646          13,475
                                                                              ----------         --------       ---------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                       $  9,187         $ 15,556        $  7,646
                                                                              ==========         ========       =========

-------------------------------------------------------------------------------------------------------------------------
Supplemental Disclosure:
     Cash paid for income taxes                                                   $1,334           $  299          $  102
     Non-cash activities:
          Common stock issued for Revere acquisition                              $    -           $    -          $7,727
-------------------------------------------------------------------------------------------------------------------------

                See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (Amounts in thousands, except per share data)

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     -----------------------------------------------------------

     DESCRIPTION OF THE COMPANY. Walker Interactive Systems, Inc. (hereinafter "Walker" or the "Company") was incorporated in California in 1973 and reincorporated in Delaware in March 1992. Walker designs, develops, markets and supports, on a worldwide basis, a family of enterprise financial, operational and analytical software products that enable large and medium-sized organizations, higher education institutions, and federal, state and government agencies to optimize their business processes, reduce business costs, and improve management information needed to run their business. The Company derives its revenues primarily from software licensing, software maintenance and professional consulting services. The Company's Tamaris, Horizon and IMMPOWER product lines are licensed to large and mid-size companies and similarly sized governmental organizations worldwide. The Company's Aptos products are marketed primarily in Europe and are licensed to mid-sized organizations. The Company's products and services are marketed primarily through its direct sales forces located in the United States and the United Kingdom. The Company licenses software products directly to customers and occasionally to distributors for resale.

     During the second quarter of 1999, Walker changed its strategic direction to emphasize the Tamaris and Horizon product lines, concentrating on refocusing the Company as a provider of e-business solutions. In refocusing its resources and efforts on e-business solutions for the enterprise, the Company incurred impairment and restructuring charges and commenced the process of divesting its IMMPOWER and Aptos product lines (see Note 3: Impairment and Restructuring Charges and Note 4: Acquisitions and Divestitures). As a part of its strategic redirection , Walker redesigned its software products specifically for the Internet architecture and business to business ("B2B") e-business models. During the third quarter of 1999, Walker released a range of e-business solutions based on the Tamaris and Horizon products.

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

     Significant estimates used in the consolidated financial statements include the estimates of (i) collectability of accounts receivable, (ii) anticipated future gross revenues from the products for which development costs have been capitalized, (iii) expense accruals associated with the termination of exclusive distributor agreements, office consolidations and sales and use taxes, (iv) provisions for estimated losses on contracts, (v) the life of identifiable intangible assets from acquisitions and (vi) realization of deferred tax assets. The amounts that the Company will ultimately incur or recover could differ materially from the Company's current estimates. The underlying estimates and facts supporting these estimates could change in 2000 and thereafter.

     CAPITALIZED SOFTWARE. Capitalized software includes certain costs of purchased and internally developed software, and is stated at the lower of cost or net realizable value. Capitalization of internally developed software begins upon the establishment of technological feasibility. Amortization of capitalized development costs begins when the products are available for general release to customers, and is computed as the greater of (i) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for the product, or (ii) the straight-line method over the remaining estimated economic life of the product. It is possible that these estimates of anticipated future gross revenues, the remaining estimated economic life of the products, or both, could be reduced significantly due to either competitive factors or the rate of technological change.

     On October 1, 1999, the Company changed its estimated useful life for capitalized software from three years to two years. The change was implemented prospectively. This change in estimate did not have a material impact on the Company's operating results or financial condition for the year ended December 31, 1999.

     PROPERTY AND EQUIPMENT. Property and equipment is stated at cost. Depreciation is computed primarily utilizing the straight-line method over the estimated useful lives that range from three to ten years. Leasehold improvements are amortized utilizing the straight-line method over the lesser of the estimated useful lives or remaining lease terms.

     REVENUE RECOGNITION. The Company licenses software to end users under non-cancelable license agreements and provides services such as installation, implementation, training, and software maintenance. Software license revenue for contracts not requiring significant customization services is recognized upon meeting each of the following criteria: an executed agreement has been signed; products have been shipped; the license fee is fixed and determinable; collection of the resulting receivable is probable; and vendor-specific objective evidence exists to allocate the total fee to any undivided elements of the arrangement. Vendor-specific objective evidence is based on the price generally charged when an element is sold separately, or if not yet sold separately, is established by authorized management. Software license revenue from contracts requiring the Company to perform significant customization services are recognized on the percentage-of-completion method. Provisions for estimated losses on contracts are made in the period in which the anticipated losses become known. Actual costs and gross margins on such contracts could differ from management's estimates, and such differences could be material to the financial statements. Maintenance revenue is recognized ratably over the maintenance period, generally one year. Revenue from consulting and other services are recognized as the related services are provided.

     CONCENTRATION OF CREDIT RISK. The Company's investment portfolio is diversified and consists of short- and long-term investment grade securities. The Company's accounts receivable are derived from sales to customers located in the United States, Canada, Europe and Asia Pacific. The Company performs ongoing credit evaluations of its customers' financial condition and maintains reserves for potential losses.

     TRANSLATION OF FOREIGN CURRENCIES. The functional currency of the Company's foreign subsidiaries is the respective local currency. Accordingly, assets and liabilities of the foreign subsidiaries are translated to U.S. dollars at the exchange rates in effect as of the balance sheet date and results of operations for each subsidiary are translated using average rates in effect for the period presented. Gains and losses from translation of foreign subsidiaries' financial statements are reported as a separate component of stockholders' equity. Gains and losses from transactions denominated in currencies other than the functional currencies of the Company or its subsidiaries are included in general and administrative expense and have not been significant.

     EARNINGS PER SHARE. Basic EPS is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities.

     CERTAIN SIGNIFICANT RISKS AND UNCERTAINITIES.   The Company operates in the
     software industry, and accordingly, can be affected by a variety of factors. For example, management believes that the Company's inability to appropriately manage any of the following areas could have a significant negative effect on the Company's future financial position, results of operations and cash flows: focusing the Company's strategy around the e-business market; market acceptance of the Company's products developed and under development for the B2B e-business market; fundamental changes in the technology underlying software products; development and management of strategic alliances; and the hiring and retention of key employees.

     RECENTLY ISSUED ACCOUNTING STANDARDS. In June 1998 and June 1999, the Financial Accounting Standards Board issued Statement of Financial Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". These statements define derivatives, require that all derivatives be carried at fair value and provide for hedge accounting when certain conditions are met. SFAS No. 133, as amended, is effective for the Company for its fiscal year ending 2001. Although the Company has not fully assessed the implications of SFAS No. 133, the Company does not believe that adoption of this statement will have a material impact on the Company's financial position or results of operations.

     STOCK-BASED COMPENSATION. The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized for its fixed cost stock option plans or its associated stock purchase plan. The Company provides additional pro forma disclosures as required under Statement of Financial Accounting Standards No.123, "Accounting for Stock Based Compensation" ("SFAS 123").

     RECLASSIFICATIONS. Certain reclassifications have been made to prior years' amounts in order to conform to the 1999 consolidated financial statement presentation.

2.  COMPREHENSIVE INCOME (LOSS)
    ---------------------------

     The components of  comprehensive income(loss) are as follows:

                                                                          YEAR ENDED DECEMBER 31,
                                                              1999                  1998                  1997
                                                      -----------------     -----------------     -----------------
Net income (loss)                                              ($37,788)               $4,525               ($3,477)
     Currency translation adjustment                               (116)                  (21)                  (15)
     Unrealized gain/(loss) on investments                          (83)                   13                    41
                                                      -----------------     -----------------     -----------------
Total comprehensive income (loss)                              ($37,987)               $4,517               ($3,451)
                                                      =================     =================     =================

3.   IMPAIRMENT AND RESTRUCTURING CHARGES
     ------------------------------------

     During the quarter ended June 30, 1999, the Board of Directors approved a plan to realign Walker's focus on its core financial and analytic applications. Associated with this change in strategy, the Board of Directors approved steps to restructure its operations to increase operating efficiencies. The Company will focus on the Tamaris and Horizon product lines, specifically investing in Web-enabled functionality. As part of refocusing its resources and efforts on e-business solutions for the enterprise, in February 2000 the company announced its intention to begin the process of divesting its IMMPOWER and Aptos product lines. During the year ended December 31, 1999, the Company recorded a pretax charge of $14,945 in connection with this change in strategic direction and the related costs of restructuring.

     The Company evaluates capitalized software carrying amounts and goodwill against related estimated undiscounted cash flows. During the year ended December 31, 1999 the evaluation, considering the change of strategic direction, indicated that the future undiscounted cash flows were not sufficient to recover the carrying values of certain assets. Capitalized software costs were adjusted to estimated net realizable value resulting in a charge of $7,212, of which $5,388 was associated with IMMPOWER and Aptos capitalized software costs, and an additional $1,824 related to other capitalized software costs which had no future value. In addition, the Company wrote off $3,215 of goodwill associated with these products.

     Costs associated with office consolidations in Europe, North America and Asia resulted in a total charge of $4,518 during the year ended December 31,1999. This was required to cover costs of reducing certain areas of the workforce and facilities to levels more appropriate to current and expected business requirements. Of this amount, a charge of $2,478 was recognized to cover costs associated with excess facilities. The Company intends to continue to search for tenants to sublet any vacant or excess facilities. The Company also recognized a charge of $2,040 due to the reduction in the workforce. A total of 79 employees were terminated during the year ended December 31,1999 as a result of the Company's realignment strategy. Of the total, 18 were in product development, 14 were in administrative and finance positions, and 37 were engaged in sales and marketing, and 10 were in customer support. All terminated employees were informed of their terminations by December 31, 1999.

     Restructuring and impairment charges taken during the year ended December 31,1999 and related charges against respective liabilities as of December 31,1999 are as follows:

                                      Restructuring                                     Expected       Expected
                                          and          Charges to     Balance at       charges to     balance at
                                       impairment       liability    December 31,       liability    December 31,
                                        charges          in 1999         1999            in 2000         2000
                                      -------------    ----------    ------------      ----------    ------------
Termination payments to employees       $ 2,040         $ (1,198)       $  842          $  (781)        $   61
Facility closures                         2,478             (751)        1,727             (372)         1,355
Impairment of capitalized software        7,212           (7,212)           --               --             --
Goodwill impairment                       3,215           (3,215)           --               --             --
                                        -------         --------        ------          -------         ------
                                        $14,945         $(12,376)       $2,569          $(1,153)        $1,416
                                        =======         ========        ======          =======         ======

     Subsequent to December 31, 1999, the remaining expected charges against liabilities are attributable to remaining termination payments to employees and future lease payments on excess facilities which expire on various dates through 2009.

     In 1997, the Company terminated an exclusive distributorship agreement in South Africa that resulted in a charge of $1,291.


4.   ACQUISITIONS AND DIVESTITURES
     -----------------------------

     On December 2, 1997, the Company acquired all the outstanding share capital of Revere, Inc. ("Revere") in exchange for $7,727 of the Company's common stock (634,022 shares) and $587 for various transaction related costs and fees. The Company allocated $4,091 to goodwill, $4,600 was allocated to in-process software development, and the remaining amounts were allocated primarily to working capital. The amount of the purchase price allocated to in-process software development was charged to the Company's

     1997 results of operations, because technological feasibility had not been established and no alternative future uses existed at the acquisition date. The acquisition was accounted for as a purchase transaction.

     The following unaudited pro forma information has been presented as if the Revere acquisition had occurred on January 1997. The unaudited pro forma information is based on historical results of operations adjusted for acquisition costs and, in the opinion of management, is not necessarily indicative of what results would have been if the Company had acquired Revere, Inc. on January 1, 1997.

                                                                          1997
                                                                      -----------
Total revenues                                                            $79,869
Net loss                                                                   (6,517)
Basic and diluted net loss per share                                       ($0.47)
Shares utilized to compute basic and diluted
     net loss per share                                                    13,925


     In February 2000, as part of refocusing its resources and efforts on e-business solutions for the enterprise, the Company announced its intentions to begin the process of divesting its IMMPOWER and Aptos product lines. Revenues associated with the IMMPOWER and Aptos product lines were $13,627, $15,674, and $4,359 in 1999,1998, and 1997, respectively.


5.   CASH AND CASH EQUIVALENTS AND SHORT- AND LONG-TERM INVESTMENTS
     --------------------------------------------------------------

     All liquid investments with original maturities of three months or less are considered cash and cash equivalents. Cash equivalents are stated at cost, which approximates fair value. The Company classifies those investments that mature in less than one year as short-term investments. The long-term marketable securities held at December 31, 1999 have contractual maturities of three years or less. The Company's short- and long-term investments are classified as available-for-sale and reported at fair value. Net unrealized gains and losses are excluded from earnings and reported net of income taxes as accumulated other comprehensive income in stockholders' equity. Realized gains and losses are computed based on the amortized cost of each security. There were no material gross realized gains or losses from the sale of investments during the three year period ended December 31, 1999.

     Short- and long-term investments available-for-sale are summarized as follows:

                                                                           Gross            Gross
                                                                        Unrealized        Unrealized
December 31, 1999                                    Amortized Costs       Gains            Losses         Fair Value
-----------------------------------------------      ---------------    ----------        ----------       ----------
Short-term investments                                    $ 6,657           $ --              $(15)          $ 6,642
Long-term investments                                       6,235             --               (50)            6,185
                                                          -------           ----              ----           -------
Total                                                     $12,892           $ --              $(65)          $12,827
                                                          =======           ====              ====           =======

                                                                           Gross            Gross
                                                                        Unrealized        Unrealized
December 31, 1998                                    Amortized Costs       Gains            Losses         Fair Value
-----------------------------------------------      ---------------    ----------        ----------       ----------
Short-term investments                                     $5,131           $ 5               $(1)           $5,135
Long-term investments                                       1,895            12                (1)            1,906
                                                           ------           ---               ---            ------
Total                                                      $7,026           $17               $(2)           $7,041
                                                           ======           ===               ===            ======

6.    PROPERTY AND EQUIPMENT
      ----------------------

     Property and equipment at December 31, 1999 and 1998 includes the following:

                                                                        DECEMBER 31,
                                                                 1999                 1998
                                                               --------             --------
Equipment                                                      $ 21,169             $ 20,032
Furniture and fixtures                                            2,534                2,580
Leasehold improvements                                            1,668                1,787
Property under capital leases:
    Equipment                                                     2,182                2,189
    Furniture                                                     1,760                1,760
                                                               --------             --------
                                                                 29,313               28,348
Less:
    Accumulated depreciation                                    (25,144)             (23,386)
                                                               --------             --------
Property and equipment, net                                    $  4,169             $  4,962
                                                               ========             ========

     Depreciation expense totaled $2,615, $2,552 and $2,444 for 1999, 1998 and 1997, respectively.


7.   LIABILITIES
     -----------

     Accrued liabilities are comprised of the following:

                                                                        DECEMBER 31,
                                                                   1999               1998
                                                               --------             --------
Salaries, commissions, and other
     compensation                                               $ 3,964              $ 5,022
Federal, state, foreign and other taxes                           2,297                3,177
Accrued facilities expenses                                         845                  753
Royalties                                                           781                1,272
Current portion of capital leases                                   156                  161
Other accrued expenses                                            4,745                2,676
                                                                -------              -------
                                                                $12,788              $13,061
                                                                =======              =======

     Other long-term obligations are comprised of the following:

                                                                        DECEMBER 31,
                                                                  1999               1998
                                                               ---------           --------
Accrued facilities expenses                                       $1,533             $   --
Long term portion of capital leases                                  146                290
Income taxes                                                          --                591
Other                                                              1,296              2,250
                                                               ---------           --------
                                                                  $2,975             $3,131
                                                               =========           ========

     Deferred revenue (current) is primarily comprised of deferred software maintenance of $15,428 and $13,470 at December 31, 1999 and 1998, respectively.

8.   INCOME TAXES
     ------------

     The Company's deferred tax balances at December 31, 1999 and 1998 are as follows:

                                                                                  DECEMBER 31,
                                                                            1999                1998
                                                                          --------            --------
Deferred Tax Assets:

Deferred revenue recognized for tax                                       $    302             $   225
Excess book depreciation over tax depreciation                                 594                 784
Accrued liabilities and reserves                                             3,119               2,606
Research and development credits                                             2,972               3,290
Alternative minimum tax credit carryforwards                                   491                 488
Net operating loss carryforwards                                             9,538               4,775
Foreign tax credits carryforwards                                            3,413               3,176
Foreign losses                                                               2,837               3,588
Other                                                                          464                 304
                                                                          --------            --------
                                                                            23,730              19,236
Valuation allowance                                                        (21,896)             (2,844)
                                                                          --------            --------
                                                                             1,834              16,392
Deferred Tax Liabilities:

Capitalized software development costs expensed for tax purposes            (1,834)             (3,891)
                                                                          --------            --------
Deferred Tax Assets - net                                                 $     --             $12,501
                                                                          ========            ========

     At December 31, 1999, the Company's valuation allowance was $21,896, comprised of all deferred tax assets net of deferred liabilities. At December 31, 1998, the valuation allowance was $2,844, consisting of tax credits expected to expire unused and losses from which the Company did not expect to derive any benefit. The Company is required to reduce the deferred tax assets by a valuation allowance if based on the weight of evidence, it is more likely than not, that some portion or all of the deferred tax asset will not be realized. As of December 31, 1999, the Company's deferred tax assets included approximately $16,913 of items which will expire with the passage of time. Realization of these assets is dependent on generating sufficient taxable income prior to the expiration of such benefits.

     At December 31, 1999, the Company has federal net operating loss carryforwards of approximately $26,045 which expire in varying amounts from 2008 through 2014, federal research tax credits of $1,275 which expire in varying amounts from 2000 through 2019, California state research tax credits of $2,611 and alternative minimum tax credits of $497 which have no expiration date and foreign tax credits of $3,413 which expire in varying amounts from 2000 through 2004.

     Income tax expense consists of:

1999:                  Current           Deferred           Total
                       -------           --------          -------
Federal                 $   61           $ 8,654           $ 8,715
State                      140             2,466             2,606
Foreign                    199             1,381             1,580
                       -------           -------           -------
Total                   $  400           $12,501           $12,901
                       =======           =======           =======

1998:                  Current           Deferred           Total
                       -------           --------          -------
Federal                 $  (92)          $ 1,048           $   956
State                      137               274               411
Foreign                  1,565              (191)            1,374
                       -------           --------          -------
Total                   $1,610           $ 1,131           $ 2,741
                       =======           =======           =======

1997:                  Current           Deferred           Total
                       -------           --------          -------
Federal                 $   --           $ 1,242           $ 1,242
State                       46              (247)             (201)
Foreign                    451              (194)              257
                       -------           --------          -------
Total                   $  497           $   801           $ 1,298
                       =======           =======           =======


     The effective income tax rate differs from the amount computed by applying the federal statutory income tax rate as follows:

                                                       1999     %      1998     %       1997     %
                                                     -------   ---    ------   ---     ------   ---
Provision (benefit) at statutory rate - Federal      $(8,666)  (35)%  $2,471    34 %    $(742)  (34)%
State income and capital taxes                        (1,210)   (5)%     358     5 %       97     4 %
Provision at statutory rates of controlled
 foreign subsidiaries                                    259     1 %     (35)   (1)%      166     7 %
Goodwill                                               1,173     5 %     232     3 %       --    --
Federal research and development credit, net of
 expired credits                                        (174)   (1)%    (164)   (2)%   $ (217)  (10)%
Write-off of purchased in-process research and
 development                                              --    --        --    --      1,564    72 %

Decrease in tax credits resulting from the
 true-up of assessments and changes in tax
 accounting methods                                    1,687     7 %     859    12 %      493    22 %


Valuation allowance                                   19,052    77 %      --    --         --    --
Increase in net operating losses resulting from           --    --      (828)  (11)%       --    --
 the true-up of assessments
Foreign losses not benefited                              --    --        --    --       (442)  (20)%
Decrease in tax credits carried back as net
 operating losses                                         --    --        --    --        441    20 %
Other, net                                               780     3 %    (152)   (2)%      (62)   (2)%
                                                     -------   ---    ------   ---     ------   ---
Total income tax expense                             $12,901    52 %  $2,741    38 %   $1,298    59 %
                                                     =======   ===    ======   ===     ======   ===

9.   STOCK OPTION AND OTHER EMPLOYEE BENEFIT PLANS
     ---------------------------------------------

     401(k) Plan
     ------------

     The Company has a 401(k) tax-deferred savings plan covering all of its eligible, domestic employees. For eligible international employees, the Company contributes to the employees' personal pension plans. Company matching contributions, which are not required by either the domestic or international plans, totaled $1,482, $1,480 and $1,159 in 1999, 1998 and 1997, respectively.


     Stock Option Plans
     ------------------

     Under the Company's statutory employee stock option plans, 5,950 shares of common stock have been reserved for grant to employees, consultants and directors. For incentive stock options, the exercise price of each option granted is 100 % of fair market value on the date of the grant. Non-statutory options may be granted at prices not less than 85 % of fair market value at the date of grant. To date, all options have been granted at fair market value at the date of grant. Options granted under the plans generally vest over a period of four years and expire ten years from the date of grant. At December 31, 1999, 1,402 shares of common stock were available for future option grants.

     A summary of the Company's stock option activity follows:

                                                                       YEAR ENDED DECEMBER 31,
                                                        1999                     1998                     1997
                                               --------------------     ---------------------    ---------------------
                                                           Weighted-                Weighted-                Weighted-
                                                            average                  average                  average
                                                           exercise                 exercise                 exercise
                                               Options       price      Options       price      Options       price
                                               -------     --------     -------     ---------    -------     ---------
Outstanding-beginning of period                  3,827      $8.22         2,902      $ 9.78        2,590      $ 8.00
Granted                                          2,486       3.08         2,716        9.63          791       13.71
Exercised                                          (73)      5.04          (210)       7.29         (305)       4.95
Canceled or expired                             (1,648)      7.22        (1,581)      13.65         (174)       9.54
                                                ------      -----        ------      ------        -----      ------
Outstanding-end of period                        4,592      $5.71         3,827      $ 8.22        2,902      $ 9.78
                                                ======      =====        ======      ======        =====      ======
  Exercisable-end of period                      1,982                    1,250                    1,014
                                                ======                   ======                    =====

     The following table summarizes information about stock options outstanding at December 31, 1999:

                                   Options Outstanding                      Options Exercisable
                      --------------------------------------------      ----------------------------
                                           Weighted-
                                            average       Weighted-                         Weighted-
                                           remaining       average                           average
Range of exercise     Outstanding at      contractual     exercise      Exercisable at      exercise
      price           Dec. 31, 1999          life           price       Dec. 31,1999          price
-----------------     --------------      -----------     --------      --------------      --------
$0.35 to $3.19            1,000               9.0          $ 2.65             351            $ 2.51
3.31 to 4.88              1,153               9.9            3.33               6              4.28
4.94 to 7.00              1,525               6.4            6.27             986              5.97
7.12 to 12.88               568               5.7            9.24             401              9.20
13.12 to 16.00              346               7.1           14.20             238             13.87
                          -----               ---          ------           -----            ------
                          4,592               7.7          $ 5.71           1,982            $ 6.95
                          =====               ===          ======           =====            ======

     Stock Purchase Plan
     -------------------

     The Company has an Employee Stock Purchase Plan, which provides for the sale of up to 1,500 shares to eligible employees by means of payroll deductions. Employees may designate up to 10 percent of their earnings, as defined, to purchase shares at prices not less than 85 percent of fair market value. From inception through December 31, 1999, 1,007 shares had been purchased at prices ranging from $2.23 to $11.53 per share.

     The fair value of the employees' purchase rights was estimated using the Black-Scholes option pricing model with the following assumptions:

                                        YEAR ENDED DECEMBER 31,
                               1999              1998              1997
                              ------            ------            ------
Dividend yield                  0.0%              0.0%              0.0%
Volatility                    108.0%             65.3%             45.1%
Risk free interest rate         6.1%              4.5%              5.4%
Expected term, in years         0.5               0.5               0.7

     The weighted average fair value for shares purchased through the Company's Employee Stock Purchase Plan during 1999, 1998 and 1997 was $5.55, $4.70 and $3.97, respectively.


     Additional Stock Plan Information and Pro forma Results
     -------------------------------------------------------

     Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (SFAS No. 123) requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method in 1995. Under SFAS No. 123, the fair value of the stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the minimum value method with the following weighted average assumptions for the three years ended December 31, 1997, 1998 and 1999;

                                        YEAR ENDED DECEMBER 31,
                               1999              1998              1997
                              ------            ------            ------
Dividend yield                  0.0%              0.0%              0.0%
Volatility                    108.0%             65.3%             45.1%
Risk free interest rate         6.1%              4.6%              5.7%
Expected term, in years         4.3               4.4               4.4

     The weighted average fair value at date of grant for options granted during 1999, 1998 and 1997 was $5.70, $5.25 and $6.02, respectively.

     The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the stock-based awards had been amortized over the vesting period of the awards, pro forma net income (loss) applicable to common stockholders would have been approximately as follows:


                                                    YEAR ENDED DECEMBER 31,
                                              1999            1998          1997
                                            ---------        ------       --------
Net income (loss):
    As reported                             ($37,788)        $4,525       ($3,477)
    Pro forma                                (40,160)           785        (5,763)

Diluted net income (loss) per share:
    As reported                               ($2.67)        $ 0.31        ($0.26)
    Pro forma                                 ($2.84)        $ 0.05        ($0.43)

10.  COMMITMENTS AND CONTINGENCIES
     -----------------------------

     The Company has operating leases for office space with varying expiration dates through 2016, and for computer equipment with varying expiration dates through 2003. The leases generally provide for minimum annual rentals and payment of taxes, insurance and maintenance costs. Rental expense for operating leases was $4,021, $5,340 and $4,694 in 1999, 1998 and 1997, respectively.

     At December 31, 1999, the Company had office space that was considered excess capacity. The difference between the Company's total lease commitments for its excess capacity and the total expected sublease income is $2,378 and is included in short- and long-term accrued liabilities (see
     Note 7).

     Future minimum lease payments under noncancelable operating leases are as follows:

2000                                          $ 4,253
2001                                            3,386
2002                                            2,779
2003                                            2,529
2004                                            2,279
Thereafter                                     11,009
                                              -------
Total                                         $26,235
                                              =======

     The Company had a line of credit in the amount of $6,000 secured by marketable securities. The line of credit expires on March 31, 2000. There were no outstanding borrowings against this line of credit during 1999 or 1998.

     The Company is not party to any legal proceedings other than ordinary routine litigation incidental to the Company's business. The Company believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated financial statements taken as a whole.

11.  GEOGRAPHIC OPERATIONS
     ---------------------

     The Company's products and services are considered a single reportable segment. The Company primarily operates in three geographic areas, North America, Europe and Asia Pacific. Corporate assets consist of cash and cash equivalents, short- and long-term investments, capitalized software and deferred tax assets. During the three years ended December 31, 1999, no customer represented in excess of 10% of total revenues.

     Geographical area data are as follows:

                                          YEAR ENDED DECEMBER 31,
Revenues:                        1999               1998                1997
--------------------------      -------           --------            -------
North America                   $64,756           $ 71,654            $48,993
Europe                           21,048             26,357             18,923
Asia Pacific                      2,174              3,402              3,493
                                -------           --------            -------
Total revenues                  $87,978           $101,413            $71,409
                                =======           ========            =======
                                                 DECEMBER 31,
Identifiable assets:              1999               1998               1997
--------------------------      -------           --------            -------
North America                   $12,977            $23,156            $19,707
Europe                           11,523             12,477              7,146
Asia Pacific                        783              2,604              2,973
Corporate                        32,667             56,860             61,508
                                -------            -------            -------
Total assets                    $57,950            $95,097            $91,334
                                =======            =======            =======

12.  TREASURY STOCK ACQUISITIONS
     ---------------------------

     In 1995, the Board of Directors authorized the Company to spend up to $17,500 for the repurchase of the Company's outstanding common stock. As of December 31, 1999, the Company had acquired 1,060 shares of its common stock at a cost of $11,100. As of December 31, 1999 the Company had reissued 1,048 of the repurchased shares in connection with the Company's employee stock purchase plan, one of its employee stock option plans and the purchase acquisition of Revere, Inc.

13.  EARNINGS PER SHARE
     ------------------

     The Company calculates basic earnings per share ("EPS") and diluted EPS in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". Basic EPS is computed by dividing net income
     (loss) by the weighted average number of common shares outstanding for that period. Diluted EPS takes into account the effect of dilutive instruments, such as stock options, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding. Diluted EPS for 1999 and 1997 excludes any effect of such instruments because their inclusion would be antidilutive.

     The following is a summary of the calculation of the number of shares used in calculating basic and diluted EPS:

                                                         YEAR ENDED DECEMBER 31,
                                                1999               1998               1997
                                               ------             ------             ------
Shares used to compute basic EPS               14,154             14,012             13,291
Add:  effect of dilutive securities                 -                676                  -
                                               ------             ------             ------
Shares used to compute diluted EPS             14,154             14,688             13,291
                                               ======             ======             ======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement in connection with its 2000 Annual Meeting of Stockholders under the captions "Proposal 1 - Election of Directors," "Additional Information - Management" and "Additional Information - Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement in connection with its 2000 Annual Meeting of Stockholders under the caption "Executive Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement in connection with its 2000 Annual Meeting of Stockholders under the caption "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement in connection with its 2000 Annual Meeting of Stockholders under the caption "Certain Transactions."

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this report.

     1.   Consolidated Financial Statements                                           Page
                                                                                      ----
          Independent Auditors' Report..............................................  23

          Consolidated Balance Sheets as of  December 31, 1999 and
                December 31, 1998...................................................  24

          Consolidated Statements of Operations for the years ended
                December 31, 1999, 1998 and 1997....................................  25

          Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997..............................  26

          Consolidated Statements of Cash Flows for the years ended
                December 31, 1999, 1998 and 1997....................................  27

          Notes to Consolidated Financial Statements................................  28


     2.  Consolidated Financial Statement Schedule                                  Page
                                                                                    ----
          Schedule II - Valuation and Qualifying Accounts..........................  46

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

            2.1                 Agreement and Plan of Reorganization dated as of October 29,
                                1997, among the Registrant, Copper Acquisition Sub, and
                                Revere, Inc.(6)

            3.1                 The Company's Amended and Restated Certificate of
                                Incorporation.(2)

            3.2                 Bylaws of Registrant.(9)

            10.1                Form of Indemnity Agreement entered into between the
                                Registrant and its directors and officers.(3)

            10.2  *             1992 Employee Stock Purchase Plan, as amended to
                                date.(11)

            10.3  *             1989 Employee Stock Option Plan and related forms of
                                Incentive Stock Option Grant and Supplemental Stock Option
                                Grant.(3),(9)

            10.4  *             1986 Employee Stock Purchase Plan and related form of
                                Employee Stock Purchase Agreement.(3)

            10.5                Purchase and Sale Agreement between Registrant and Global
                                Software, Inc., dated as of August 31, 1990.(3)

            10.6                Lease between Registrant and Marathon U.S. Realties, Inc., dated October 20, 1988 and Amendment No. 1, dated as of
                                October 31, 1990.(3)

            10.7                Lease between Registrant and Chicago Title and Trust Company, dated as of December 3, 1990.(3)

            10.8                Agreement for Lease between Registrant, Walker Interactive
                                Products International and Alton House Limited, dated as of
                                March 18, 1991.(3)

            10.9  *             1993 Non-Employee Directors' Stock Option Plan, as amended to date.(12)

            10.10 *             1994 Equity Incentive Plan, as amended to date.(13)

            10.11               Agreement for the Sale and Purchase of The Solutions Group
                                Limited by and among Walker Interactive Products
                                International, and Adrian  J. Dixon and Nigel G. Heath,
                                dated as of June 30, 1995.(1)

            10.12 *             Form of Executive Employment Agreement entered into between
                                Registrant and certain of its officers.(5)

            10.13 *             1995 Executive Employment Agreement between the Registrant and Leonard Y. Liu, as amended to date.(4),(7)

            10.14 *             1995 Non-Statutory Stock Option Plan for Non-Officer
                                Employees, as amended to date.

            10.15               Lease between Registrant and Equitable Assurance Society of the United
                                States, dated November 25, 1997.(10)

            10.15A              Lease between Registrant and Equitable Assurance Society of the United
                                States as amended October 1,1999.

            10.16 *             1998 Executive Employment Agreement between the Registrant and Thomas
                                W. Hubbs.(8)

            10.17 *             Form of Executive Severance Benefits Agreement entered into between the
                                Registrant and certain of its employees.(7)

            10.18 *             Separation agreement with Barbara M. Hubbard and the Registrant.(13)

            10.19 *             Agreement with Leonard Y. Liu and the Registrant.(14)

            10.20 *             Form of Executive Severance Benefits Agreement entered into between the
                                Registrant and certain of its employees.(15)

            10.21 *             Executive Employment Agreement entered into between the Registrant and
                                Frank M. Richardson.

            10.22 *             Executive Severance Benefits Agreement entered into between the
                                Registrant and Bruce Dawson.

            10.23 *             Executive Severance Benefits Agreement entered into between the
                                Registrant and Paul Lord.

            10.24 *             Agreement with Leonard Y. Liu and the Registrant.

            10.25 *             Consulting Services Agreement with Yeun H. Lee and the Registrant.

            10.26 *             Separation Agreement with Mike Shahbazian and the Registrant

            21.1                Subsidiaries.

            23.1                Independent Auditors' Consent.

            24.1                Power of Attorney.  Reference is made to the signature page.

            27.1                Financial Data Schedule for fiscal year ended December 31, 1999


(b)  Reports on Form 8-K

During the quarter ended December 31, 1999, the Company did not file any reports on Form 8-K.

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

(8) Incorporated by reference to the corresponding exhibit to the Quarterly Report on Form 10-Q for the quarter ending June 30, 1998.
(9) Incorporated by reference to the attachment of the Company's 1998 Proxy Statement.
(10) Incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K for the year ending December 31, 1997.
(11) Incorporated by reference to the attachment of the Company's 1999 Proxy Statement.
(12) Incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K for the year ending December 31, 1998.
(13) Incorporated by reference to the corresponding exhibit to the Quarterly Report on Form 10-Q for the quarter ending March 31, 1999.
(14) Incorporated by reference to the corresponding exhibit to the Quarterly Report on Form 10-Q for the quarter ending June 30, 1999.
(15) Incorporated by reference to the corresponding exhibit to the Quarterly Report on Form 10-Q for the quarter ending September 30, 1999.


*    Indicates a management contract or compensatory plan.

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

                                  WALKER INTERACTIVE SYSTEMS, INC.
                                  (Registrant)

Date:  March 28, 2000             By: /s/  Frank Richardson
                                      -----------------------------

                                           Chief Executive Officer

                               POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Frank Richardson and Stanley V. Vogler, and each or any one of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                          Title                           Date
------------------------------  --------------------------------------------  --------------

/s/     DAVID C. WETMORE        Chairman of the Board of Directors            March 28, 2000
------------------------------
David C. Wetmore

/s/     FRANK RICHARDSON        Chief Executive Officer, Director             March 28, 2000
------------------------------
Frank Richardson

/s/    STANLEY V. VOGLER        Chief Financial Officer                       March 28, 2000
------------------------------
Stanley V. Vogler               (Principal Financial and Accounting Officer)

/s/     RICHARD C. ALBERDING    Director                                      March 28, 2000
------------------------------
Richard C. Alberding

/s/     TANIA AMOCHAEV          Director                                      March 28, 2000
------------------------------
Tania Amochaev

/s/     WILLIAM A. HASLER       Director                                      March 28, 2000
------------------------------
William A. Hasler

/s/     JOHN M. LILLIE          Director                                      March 28, 2000
------------------------------
John M. Lillie

/s/     LEONARD Y. LIU          Director                                      March 28, 2000
------------------------------
Leonard Y. Liu

                                                                     SCHEDULE II

                        WALKER INTERACTIVE SYSTEMS, INC.
                                   FORM 10-K
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                     Additions
                                     Balance at     Charged to
                                    Beginning of     Costs and       Amounts                      Balance at
Allowance for Doubtful Accounts:       Period        Expenses      Written-Off     Other (1)     End of Period
--------------------------------    ------------    ----------     -----------    ----------     -------------
Year Ended December 31, 1999           $1,378          3,605            429              -          $4,554
Year Ended December 31, 1998           $1,376            506            504              -          $1,378
Year Ended December 31, 1997           $1,584            823          1,381            350          $1,376

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

        2.1 Agreement and Plan of Reorganization dated as of October 29, 1997, among the Registrant, Copper Acquisition Sub, and Revere, Inc.(6)

        3.1             The Company's Amended and Restated Certificate of
                        Incorporation.(2)

        3.2             Bylaws of Registrant.(9)

       10.1 Form of Indemnity Agreement entered into between the Registrant and its directors and officers.(3)

       10.2  *          1992 Employee Stock Purchase Plan, as amended to
                        date.(11)

       10.3  *          1989 Employee Stock Option Plan and related forms of
                        Incentive Stock Option Grant and Supplemental Stock
                        Option Grant.(3),(9)

       10.4  *          1986 Employee Stock Purchase Plan and related form of
                        Employee Stock Purchase Agreement.(3)

       10.5 Purchase and Sale Agreement between Registrant and Global Software, Inc., dated as of August 31, 1990.(3)

       10.6 Lease between Registrant and Marathon U.S. Realties, Inc., dated October 20, 1988 and Amendment No. 1, dated as of October 31, 1990.(3)

       10.7 Lease between Registrant and Chicago Title and Trust Company, dated as of December 3, 1990.(3)

       10.8 Agreement for Lease between Registrant, Walker Interactive Products International and Alton House Limited, dated as of March 18, 1991.(3)

       10.9  *          1993 Non-Employee Directors' Stock Option Plan, as
                        amended to date.(12)

      10.10 *           1994 Equity Incentive Plan, as amended to date.(13)

      10.11 Agreement for the Sale and Purchase of The Solutions Group Limited by and among Walker Interactive Products International, and Adrian J. Dixon and Nigel G. Heath, dated as of June 30, 1995.(1)

      10.12 * Form of Executive Employment Agreement entered into between Registrant and certain of its officers.(5)

      10.13 * 1995 Executive Employment Agreement between the Registrant and Leonard Y. Liu, as amended to date.(4),(7)

      10.14 * 1995 Non-Statutory Stock Option Plan for Non-Officer Employees, as amended to date.

      10.15 Lease between Registrant and Equitable Assurance Society of the United States, dated November 25, 1997.(10) 10.15A Lease between Registrant and Equitable Assurance Society of the United States as amended October 1,1999.

      10.15A Lease between Registrant and Equitable Assurance Society of the United States as amended October 1, 1999.

      10.16 * 1998 Executive Employment Agreement between the Registrant and Thomas W. Hubbs.(8)

      10.17 * Form of Executive Severance Benefits Agreement entered into between the Registrant and certain of its employees.(7)

      11.18 *           Separation agreement with Barbara M. Hubbard and the
                        Registrant.(13)

      10.19 *           Agreement with Leonard Y. Liu and the Registrant.(14)

      10.20 * Form of Executive Severance Benefits Agreement entered into between the Registrant and certain of its employees.(15)

      10.21 * Executive Employment Agreement entered into between the Registrant and Frank M. Richardson.

      10.22 * Executive Severance Benefits Agreement entered into between the Registrant and Bruce Dawson.

      10.23 * Executive Severance Benefits Agreement entered into between the Registrant and Paul Lord.

      10.24 *           Agreement with Leonard Y. Liu and the Registrant.

      10.25 *           Consulting Services Agreement with Yeun H. Lee and the
                        Registrant.

      10.26 *           Separation Agreement with Mike Shahbazian and the
                        Registrant

      21.1              Subsidiaries.

      23.1              Independent Auditors' Consent.

      24.1 Power of Attorney. Reference is made to the signature page.

      27.1              Financial Data Schedule for fiscal year ended December
                        31, 1999


_______________
(1) Incorporated by reference to the corresponding exhibit to the Current Report on Form 8-K, filed July 13, 1995.
(2) Incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K for the year ending December 31, 1992.
(3) Incorporated by reference to the corresponding exhibit to the Registration Statement on Form S-1, as amended (Registration No. 33-45737).
(4) Incorporated by reference to the corresponding exhibit to the Quarterly Report on Form 10-Q for the quarter ending September 30,1995.
(5) Incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K for the year ending December 31, 1995.
(6) Incorporated by reference to the corresponding exhibit to the Current Report on Form 8-K, filed December 11, 1997.
(7) Incorporated by reference to the corresponding exhibit to the Quarterly Report on Form 10-Q for the quarter ending September 30, 1998.
(8) Incorporated by reference to the corresponding exhibit to the Quarterly Report on Form 10-Q for the quarter ending June 30, 1998.
(9) Incorporated by reference to the attachment of the Company's 1998 Proxy Statement.
(10) Incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K for the year ending December 31, 1997.
(11) Incorporated by reference to the attachment of the Company's 1999 Proxy Statement.
(12) Incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K for the year ending December 31, 1998.
(13) Incorporated by reference to the corresponding exhibit to the Quarterly Report on Form 10-Q for the quarter ending March 31, 1999.
(14) Incorporated by reference to the corresponding exhibit to the Quarterly Report on Form 10-Q for the quarter ending June 30, 1999.

(15) Incorporated by reference to the corresponding exhibit to the Quarterly Report on Form 10-Q for the quarter ending September 30, 1999.


*    Indicates a management contract or compensatory plan.