Form 10-Q
period 2000-03-31
WALKER INTERACTIVE SYSTEMS INC
filed 2000-05-15
CIK 883983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2000

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number 0-19872

WALKER INTERACTIVE SYSTEMS, INC.
(Exact name of Registrant as specified in its Charter)

Delaware	95-2862954
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

303 Second Street
San Francisco, California    94107
(Address of Principal Executive Offices including Zip Code)

(415) 495-8811
(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    YES [X]    NO [  ]

There were 14,502,842 Shares of $.001 Par Value Common Stock outstanding as of May 5, 2000.

WALKER INTERACTIVE SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2000
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Interim Consolidated Financial Statements (unaudited):

Condensed Balance Sheets at March 31, 2000 and December 31, 1999	**

Condensed Statements of Operations for the three months ended March 31, 2000 and 1999	**

Condensed Statements of Cash Flows for the three months ended March 31, 2000 and 1999	**

Notes to Financial Statements	**

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	**

Item 3. Quantitative and Qualitative Disclosures About Market Risk	**

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	**

Signatures	**

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

WALKER INTERACTIVE SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

                                                          March 31,    December 31,
                                                            2000           1999
                                                        ------------  ------------
                                                         (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents...........................      $6,983        $9,187
   Short-term investments..............................       8,164         6,642
   Accounts receivable, net of allowance for doubtful
     accounts of $3,690 - March 31, 2000 and $4,554 -
     December 31, 1999.................................      16,338        17,368
   Prepaid expenses....................................       2,531         2,471
   Other receivables...................................         430           812
                                                        ------------  ------------
       Total current assets............................      34,446        36,480
Long-term investments..................................       3,452         6,185
Property and equipment, net                                   3,609         4,169
Capitalized software, net of accumulated amortization
  of $48,706 - March 31, 2000 and $47,379 -
  December 31, 1999....................................      10,432        10,653
Other assets...........................................         114           463
                                                        ------------  ------------
Total assets...........................................     $52,053       $57,950
                                                        ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable....................................      $3,482        $4,203
   Accrued liabilities.................................      11,525        12,788
   Deferred revenue....................................      17,660        17,168
                                                        ------------  ------------
       Total current liabilities.......................      32,667        34,159
Deferred revenue.......................................       1,696         1,697
Other long-term obligations............................       3,020         2,975
                                                        ------------  ------------
       Total liabilities...............................      37,383        38,831
                                                        ------------  ------------

Commitments and contingencies

Stockholders' equity
   Common stock, $.001 par value: 50,000,000 shares
    authorized; issued 14,494,392 shares - March 31,
    2000; 14,257,185 shares - December 31, 1999........          14            14
   Additional paid-in capital..........................      75,560        74,566
   Accumulated other comprehensive income..............          (3)           33
   Accumulated deficit.................................     (60,857)      (55,450)
   Treasury stock at cost (26,091 shares - March 31,
    2000 and December 31, 1999)........................         (44)          (44)
                                                        ------------  ------------
       Total stockholders' equity......................      14,670        19,119
                                                        ------------  ------------
Total liabilities and stockholders' equity.............     $52,053       $57,950
                                                        ============  ============

See notes to consolidated financial statements

WALKER INTERACTIVE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

                                              Three Months Ended
                                                   March 31,
                                            ---------------------
                                               2000       1999
                                            ---------- ----------
REVENUES:
  License..................................      $826     $3,390
  Maintenance..............................     7,612      7,909
  Consulting...............................     6,012     12,608
                                            ---------- ----------
     Total revenues........................    14,450     23,907

OPERATING EXPENSES:
  Costs of revenues:
     Costs of licenses,
      maintenance and consulting...........     7,858     11,444
     Amortization of
      capitalized software.................     1,327      1,489
  Sales and marketing......................     4,573      5,936
  Product development......................     3,023      3,350
  General and administrative...............     3,325      3,601
                                            ---------- ----------
     Total operating expenses..............    20,106     25,820
                                            ---------- ----------
Operating loss.............................    (5,656)    (1,913)
     Interest income, net..................       297        239
                                            ---------- ----------
Loss before income taxes...................    (5,359)    (1,674)
     Provision (benefit) for income taxes..        48       (636)
                                            ---------- ----------

NET LOSS...................................    (5,407)    (1,038)
                                            ========== ==========

BASIC NET LOSS PER SHARE...................    ($0.38)    ($0.07)
                                            ========== ==========
Shares used to compute basic
     net loss per share....................    14,360     14,081
                                            ========== ==========

DILUTED NET LOSS PER SHARE.................    ($0.38)    ($0.07)
                                            ========== ==========
Shares used to compute diluted
     net loss per share....................    14,360     14,081
                                            ========== ==========

See notes to consolidated financial statements

WALKER INTERACTIVE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS(UNAUDITED)
(in thousands)

                                                           Three Months Ended
                                                                March 31,
                                                        ------------------------
                                                             2000         1999
                                                        -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss..........................................    ($5,407)     ($1,038)
     Adjustments to reconcile net loss to
       net cash provided by operating activities:
       Depreciation and amortization...................      1,898        2,389
       Change in allowance for doubtful accounts.......       (864)         (94)
       Deferred tax asset, net.........................         --         (637)
     Changes in operating assets and liabilities:
       Accounts receivable.............................      2,276       (1,974)
       Prepaids and other assets.......................        (60)        (876)
       Accounts payable & accrued liabilities..........     (1,938)      (2,029)
       Deferred revenue................................        491         (477)
       Other...........................................        625          (70)
                                                        -----------  -----------
           Net cash used by operations.................     (2,979)      (4,806)
                                                        -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from employee stock purchase plan
       issuances and stock options exercised...........        994           --
     Treasury stock acquired...........................         --         (906)
     Capital lease payments............................         (1)         (32)
                                                        -----------  -----------
           Net cash provided (used) by financing
               activities..............................        993         (938)
                                                        -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of short- and long-term investments.....       (499)      (3,287)
     Maturities of short-term investments..............         --        2,250
     Sales of short-term investments...................      1,710        1,508
     Purchases of property.............................       (319)        (636)
     Additions to capitalized software.................     (1,106)      (2,098)
     Other.............................................         (4)         (10)
                                                        -----------  -----------
           Net cash used by investing activities.......       (218)      (2,273)
                                                        -----------  -----------

NET DECREASE  IN CASH AND CASH EQUIVALENTS.............     (2,204)      (8,017)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD........      9,187       15,556
                                                        -----------  -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD..............     $6,983       $7,539
                                                        ===========  ===========
Supplemental disclosure:
    Cash paid for income taxes.........................        $94         $183

See notes to consolidated financial statements

WALKER INTERACTIVE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for those periods. Results for the interim periods are not necessarily indicative of the results for the entire year. These condensed consolidated financial statements and any notes thereto should be read in conjunction with the audited consolidated financial statements included in the Walker Interactive Systems, Inc. Annual Report on Form 10-K for the year ended December 31, 1999.
  EARNINGS PER SHARE

The Company calculates basic earnings per share ("EPS") and diluted EPS in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". Basic EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding for that period. Diluted EPS takes into account the effect of dilutive instruments, such as stock options, and uses the average share price for the period in determining the number of common stock equivalents that are to be added to the weighted average number of shares outstanding. Common stock equivalents are excluded from the diluted loss per share calculation because the effect would be antidilutive.

  COMPREHENSIVE INCOME/(LOSS)

  SFAS No. 130 requires disclosure of total non-stockholder changes in equity, which include unrealized gains and losses on securities classified as available-for-sale under SFAS No. 115, foreign currency translation adjustments accounted for under SFAS No. 52, and minimum pension liability adjustments made pursuant to SFAS No. 87.

  The reconciliation of net loss to comprehensive loss for the three months ended March 31, 2000 and 1999 is as follows (in thousands):

                                      Three Months Ended
                                             March 31,
                                      -------------------
                                         2000      1999
                                      --------- ---------
Net loss.............................  ($5,407)  ($1,038)
Other comprehensive loss.............      (36)     (111)
                                      --------- ---------
Total comprehensive loss.............  ($5,443)  ($1,149)
                                      ========= =========

  IMPAIRMENT AND RESTRUCTURING CHARGES

  During the quarter ended June 30, 1999, the Board of Directors approved a plan to realign Walker's focus on its core financial and analytic applications. Associated with this change in strategy, the Board of Directors approved steps to restructure its operations to increase operating efficiencies. The Company will focus on its e-business and analytics product lines, specifically investing in Web-enabled functionality. During the quarter ended December 31, 1999, in refocusing its resources and efforts on e-business solutions for the enterprise, the company announced its intention to begin the process of divesting its IMMPOWER and Aptos product lines. During the year ended December 31, 1999, the Company recorded a pretax charge of $14,945 in connection with the change in strategic direction and the related costs of restructuring.

  Charges against restructuring liabilities as of December 31,1999 during the three months ended March 31, 2000 were as follows (in thousands):

                                      Activity during three
                                      months ended March 31, 2000
                                       Restruc-
                                        turing     Charges   Balance
                          Balance at     and         to        at
                         December 31, impairment  liability March 31,
                             1999       charges    Q1 2000    2000
                         ------------ ----------- --------- ---------
Termination payments
  to employees..........        $842          --     ($393)     $449
Facility closures.......       1,727          --      (153)    1,574
                         ------------ ----------- --------- ---------
                              $2,569          --     ($546)   $2,023
                         ============ =========== ========= =========

  Subsequent to March 31, 2000, the remaining expected charges against liabilities are attributable to remaining termination payments to employees and future lease payments on excess facilities which expire at various dates through 2009.

  DIVESTITURES

On April 12, 2000 the Company announced that it had sold the stock of Revere Inc. to Gores Technology Group ("GTG"). Revere Inc.'s main products comprised the IMMPOWER Asset Management Application and the geoLATTICE Software Suite. The terms of the purchase agreement provided that GTG would pay $500,000 to the Company at closing with a settlement as of December 31, 2000 based on the final determination of Revere's net assets, as defined in the agreement. The final settlement may result in the Company receiving payments from or making payments to GTG. However, the amount of such payments , if any, is not currently determinable. In addition, to the extent that Revere's annual revenues through March 31, 2003 exceed certain thresholds, as defined in the agreement, the Company will receive additional payments from GTG. In March 2000, the Company completed the divestiture of its joint venture in China, transferring ownership to local management.

WALKER INTERACTIVE SYSTEMS, INC.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of results of operations and financial condition of the Company should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-Q. The report on this Form 10-Q contains forward-looking statements, including statements related to industry trends and demand for mainframe products, expected resolution of legal proceedings, cash commitments, working capital requirements, and possible expansion in international markets. Discussions containing such forward-looking statements may be found in the material set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations", generally and specifically therein under the captions "Liquidity and Capital Resources," and "Additional Risk Factors". Actual events or results may differ materially from those discussed herein. The Company disclaims any obligation to update these forward-looking statements as a result of subsequent events. The risk factors on pages 10 through 15, among others, should be considered in evaluating the Company's prospects and future financial performance.

Walker designs its software products specifically for the Internet architecture and e-business B2B models and believes that its architecture is among the most scalable and adaptable available for enterprise-level business software. The Company's strategy is to offer enterprise financial, operational and analytical e-business solutions to a variety of industries. Walker's e-business solutions support and enhance enterprise-wide financial, operational and analytic processes, including procurement, revenue management, financial management and insight, business planning, budgeting, forecasting, and financial consolidation. The Company's software products utilize the Microsoft Windows operating systems on the desktop, NT, UNIX and OS/390 operating systems on the server and industry-leading On Line Analytical Processing (OLAP), Relational Database Management Systems (RDBMS) including IBM's DB2, Hyperion Solutions Essbase, Microsoft SQL/Server and Oracle Express.

RESULTS OF OPERATIONS

REVENUES.

Total revenues for the three months ended March 31, 2000 were $14.5 million, a decrease of $9.4 million, or 39.6%, as compared to the three months ended March 31, 1999.

License revenues for the three months ended March 31, 2000 were $0.8 million, a decrease of $2.6 million, or 75.6%, as compared to the three months ended March 31, 1999. License revenues were negatively impacted by reduced activity in the IMMPOWER and Aptos product lines, which the Company is divesting. License revenues for these two product lines totaled $0.1 million for the three months ended March 31, 2000, compared with $2.0 million for the same quarter in the previous year. In addition, the license revenue decrease reflects the Company's longer sales cycle resulting from its transition to e-business.

Maintenance revenues for the three months ended March 31, 2000 have remained relatively flat at $7.6 million, compared to $7.9 million for the three months ended March 31, 1999.

Consulting revenues for the three months ended March 31, 2000 were $6.0 million, a decrease of $6.6 million, or 52.3%, as compared to the three months ended March 31, 1999. The Company believes the decrease in consulting revenues is partially attributable to a reduction in implementation engagements as a consequence of the decreased license revenues. The consulting revenue decrease also reflects a decline in Year 2000 consulting projects of $2.2 million, comparing the three months ended March 31, 2000 with the same period in the previous year.

COSTS OF LICENSES, MAINTENANCE AND CONSULTING.

Costs of licenses, maintenance and consulting were $7.9 million for the three months ended March 31, 2000, representing 54.4% of total revenues, and $11.4 million for the three months ended March 31, 1999, representing 47.7% of total revenues.

The costs of licenses as a percentage of license revenues increased in the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. The increase results from a greater proportion of license revenues generated from the Company's products that utilize technology licensed from third parties.

The cost of maintenance, as a percentage of related revenue, was relatively unchanged in the three months ended March 31, 2000 as compared to the three months ended March 31, 1999.

The costs of consulting, as a percentage of related revenue, increased in the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. The increase is primarily attributable to lower than expected consulting revenues, and an increase in the use of outside contractors.

SALES AND MARKETING.

Sales and marketing costs for the three months ended March 31, 2000 were $4.6 million, a decrease of $1.4 million, or 23.0%, as compared to the three months ended March 31, 1999. This decrease is largely attributable to the higher sales and marketing costs incurred in the first quarter of fiscal 1999 as the Company opened sales offices in Europe and the Asia Pacific region. As a percentage of total revenues, sales and marketing expenses were 31.6% and 24.8% in the three months ended March 31, 2000 and 1999, respectively. Sales and marketing expenses increased as a percentage of revenue because of the decrease in revenues in the three months ended March 31, 2000 as compared to the same period in the previous year.

PRODUCT DEVELOPMENT.

Product development related expenses, excluding amortization of capitalized software, were as follows (in thousands):

                                      Three Months Ended
                                            March 31,
                                      -------------------
                                         2000      1999
                                      --------- ---------
Product development expenditures.....   $4,129    $5,448
Less:
   Additions to capitalized software.   (1,106)   (2,098)
                                      --------- ---------
Product development expense..........   $3,023    $3,350
                                      ========= =========

Product development expense decreased $0.3 million, or 9.8%, in the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 and was 20.9% and 14.0% of total revenues in the first quarters of 2000 and 1999, respectively. Additions to capitalized software decreased $1.0 million, or 47.3%, in the first quarter of fiscal 2000 as compared to the first quarter of fiscal 1999 and were 26.8% and 38.5% of product development expenditures, respectively. The decrease in software costs capitalized in the three months ended March 31, 2000 is primarily attributable to product development resources being allocated to projects that did not meet the criteria for capitalization.

AMORTIZATION OF CAPITALIZED SOFTWARE.

Capitalized software amortization in the three months ended March 31, 2000 was $1.3 million, a decrease of $0.2 million, or 10.9%, as compared to the three months ended March 31, 1999. The decrease in the first quarter of fiscal 2000 was due to a reduced asset base associated with the impairment of certain capitalized software costs in 1999, partially offset by the change in the estimated useful life for capitalized software from three to two years.

GENERAL AND ADMINISTRATIVE.

General and administrative expenses in the three months ended March 31, 2000 were $3.3 million, a decrease of $0.3 million, or 7.7%, as compared to the three months ended March 31, 1999. As a percentage of total revenues, general and administrative expenses were 23.0% and 15.1% in the three months ended March 31, 2000 and 1999, respectively. The absolute decrease in the three months ended March 31, 2000 is mainly due to decreased compensation and facilities costs resulting from the Company's restructuring actions commenced during the second half of 1999. General and administrative expenses increased as a percentage of revenue because of the decrease in revenues in the three months ended March 31, 2000 as compared to the same period in the previous year.

INCOME TAX EXPENSE (BENEFIT).

In the three months ended March 31, 2000, the Company provided $48,000 for state income taxes that could not be offset against net operating loss carryforwards. In the three months ended March 31, 1999, the Company provided an income tax benefit equal to 38%, the estimated effective tax rate, on a pretax loss of $1.7 million.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2000, the Company's principal sources of liquidity included cash, cash equivalents and short- and long-term investments aggregating $18.6 million. The Company believes that its existing cash balances, together with other sources of liquidity, including cash flows from operating activities and amounts available under the existing $6.0 million line of credit (all of which was available at March 31, 2000), will satisfy the Company's currently anticipated working capital and capital expenditure requirements for at least the next twelve months. The Company may seek additional funding through public or private equity or debt financing. There can be no assurance that if needed, additional financing can be obtained on acceptable terms, or at all. If additional funds are raised by issuing equity securities, dilution to stockholders would result.

The Company's operating activities used cash of $3.0 million in the three months ended March 2000 and $4.8 million in the first quarter of fiscal 1999. Cash flows from operating activities for the three months ended March 31, 2000 primarily reflected a net loss of $5.4 million and a decrease in accounts payable of $1.9 million. These were partially offset by depreciation and amortization of $1.9 million and a decrease in accounts receivable of $2.3 million. Cash flows from operating activities for the three months ended March 31, 1999 primarily reflected a net loss of $1.0 million, an increase in accounts receivable of $2.0 million and a decrease in accounts payable of $2.0 million. These were partially offset by depreciation and amortization of $2.4 million.

Financing activities provided $1.0 million in cash during the three months ended March 2000 and used $0.9 million in cash during the first quarter of fiscal 1999. In the three months ended March 31, 2000, proceeds from the issuance of stock under the Company's employee stock purchase plan and proceeds from stock options exercised provided $1.0 million in cash. In the three months ended March 31, 1999, the Company used cash in the amount of $0.9 million for the purpose of repurchasing Company stock. All stock repurchases were made pursuant to resolutions of the Company's Board of Directors in 1995 authorizing the repurchase of the Company's outstanding shares of common stock, not to exceed a total cost of $17.5 million. Through March 31, 2000, the Company had acquired 1,059,500 shares of its common stock at a cost of $11.1 million. As of March 31, 2000, the Company had reissued 1,048,462 of the repurchased shares in connection with the Company's employee stock purchase plan, one of its employee stock option plans and the acquisition of Revere.

Investing activities used $0.2 million and $2.3 million in cash during the three months ended March 31, 2000 and 1999, respectively. The major cash flows in the three months ended March 31, 2000 comprised additions to capitalized software of $1.1 million and fixed asset purchases of $0.3 million, offset by net sales of investments totaling $1.2 million. Cash flows from investing activities for the three months ended March 31, 1999 primarily reflected additions to capitalized software of $2.1 million and fixed asset purchases of $0.6 million, offset by net inflows from investments totaling $0.5 million.

ADDITIONAL RISK FACTORS

The Company operates in a rapidly changing environment that involves numerous risks and uncertainties which could have a material adverse effect on the Company. The following discussion details some, but not all, of these risks and uncertainties.

FLUCTUATION IN OPERATING RESULTS.

The Company's operating results fluctuate as a result of a variety of factors including:

    the execution of new license agreements;
    the shipment of software products;
    customer acceptance criteria for services performed;
    completion of milestone or other significant development requirements pursuant to the Company's license agreements;
    the financial terms of consulting agreements and the inclusion of fixed as opposed to variable pricing;
    third-party royalty payments for licensed software;
    the demand for the Company's products and services;
    changes in the Company's product mix;
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
    acquisitions and the integration and development of acquired entities or products;
    competitive conditions in the industry and
    general economic conditions.

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

    a high proportion of license agreements are negotiated during the latter part of each quarter and this process may not be completed before the quarter end;
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

INDUSTRY.

Certain software companies, including the Company, have experienced significant economic downturns as a result of technological shifts and competitive pressures. These downturns are characterized by decreased product demand, price erosion, work slowdowns and layoffs. The Company's operations may, in the future, experience substantial fluctuations from period to period because of such industry patterns and general economic and political conditions that could affect the timing of orders from customers. There can be no assurance that such factors will not have a materially adverse effect on the Company's business, operating results or financial condition.

INTERNATIONAL.

The Company will continue its presence in international markets by marketing its B2B e-business solutions for the enterprise in additional countries. Risks associated with such pursuits include, but are not limited to, the following: changing market demands, economic and political conditions in foreign markets, foreign exchange fluctuations, longer collections cycles, difficulty in managing a geographically dispersed organization and changes in international tax laws. The downturn in the Asia Pacific business climate had an adverse effect on some market opportunities. Operating results are likely to be adversely affected if the Company's operations in international markets are not successful.

COMPETITION.

The business and financial applications software market for large complex organizations is intensely competitive. The Company's principal competitors with Tamaris solutions are SAP AG, Oracle Corporation and PeopleSoft, Inc. With Aptos solutions, the Company principally competes with Oracle Corporation, Lawson Software, Inc., Platinum Software, Inc., Systems Union Group Ltd. and Agresso AS. With the Horizon suite of products, the Company principally competes with Hyperion Solutions Corporation, Oracle Corporation and Comshare, Inc.

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

The Company encounters competition from a broader range of firms in the market for professional services. Principal competitors include consulting firms Andersen Consulting and IBM Global Services, the consulting divisions of the major accounting firms, which possess greater resources than the Company, and niche-consulting firms that specialize in the Company's products and compete primarily on the basis of price of services provided.

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

VOLATILITY OF STOCK PRICE.

High technology companies, including the Company, frequently experience volatility in their common stock prices. Factors such as quarterly fluctuations in results of operations, announcements of technological innovations by the Company or its competitors or the introduction of new products by the Company or its competitors and macroeconomic conditions in the computer hardware and software industries generally may have a significant adverse impact on the market price of the Company's stock. If revenues or earnings in any quarter fail to meet the expectations of the investment community, there could be an immediate impact on the Company's stock price. In addition, the Company has issued shares and stock options which, if sold directly or exercised and sold on the open market in large concentrations, could cause the Company's stock price to decline in the short term. Furthermore, the stock market has from time to time experienced extreme price and volume fluctuations which have particularly affected the market price for many high technology companies, in some cases unrelated to the operating performance of those companies. These broad market fluctuations may materially adversely affect the market price of the stock of the Company.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the reported market risks since December 31, 1999.

PART II. OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Exhibit Title
10.26	Executive Employment Agreement entered into between the Registrant and Stanley V. Vogler.
27.1	Financial Data Schedule (electronic filing only)

(b) Reports on Form 8-K

The Company filed no reports on Form 8-K during the quarter ended March 31, 2000.

WALKER INTERACTIVE SYSTEMS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WALKER INTERACTIVE SYSTEMS, INC.

(Registrant)
Dated: May 12, 2000

By:	/s/ Stanley V. Vogler

Stanley V. Vogler
Chief Financial Officer
(Principal Financial and Accounting Officer)

WALKER INTERACTIVE SYSTEMS, INC.

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title
10.26	Executive Employment Agreement entered into between the Registrant and Stanley V. Vogler.
27.1	Financial Data Schedule (electronic filing only)