Form 10-Q
period 2000-06-30
WALKER INTERACTIVE SYSTEMS INC
filed 2000-08-14
CIK 883983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    YES [X]    NO [  ]

There were 14,617,722 Shares of $.001 Par Value Common Stock outstanding as of August 4, 2000.

WALKER INTERACTIVE SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2000
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Interim Consolidated Financial Statements (unaudited):

Condensed Balance Sheets at June 30, 2000 and December 31, 1999	**

Condensed Statements of Operations for the three and six months ended June 30, 2000 and 1999	**

Condensed Statements of Cash Flows for the six months ended June 30, 2000 and 1999	**

Notes to Financial Statements	**

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	**

Item 3. Quantitative and Qualitative Disclosures About Market Risk	**

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	**

Signatures	**

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

WALKER INTERACTIVE SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

                                                          June 30,     December 31,
                                                            2000           1999
                                                        ------------  ------------
                                                         (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents...........................      $6,781        $9,187
   Short-term investments..............................       5,705         6,642
   Accounts receivable, net of allowance for doubtful
     accounts of $1,422 - June 30, 2000 and $4,554 -
     December 31, 1999.................................      12,216        17,368
   Prepaid expenses....................................       2,968         2,471
   Other receivables...................................         391           812
                                                        ------------  ------------
       Total current assets............................      28,061        36,480
Long-term investments..................................       1,516         6,185
Property and equipment, net                                   2,860         4,169
Capitalized software, net of accumulated amortization
  of $50,425 - June 30, 2000 and $47,379 -
  December 31, 1999....................................      10,268        10,653
Other assets...........................................          95           463
                                                        ------------  ------------
Total assets...........................................     $42,800       $57,950
                                                        ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable....................................      $3,627        $4,203
   Accrued liabilities.................................      10,757        12,788
   Deferred revenue....................................      12,648        17,168
                                                        ------------  ------------
       Total current liabilities.......................      27,032        34,159
Deferred revenue.......................................       1,694         1,697
Other long-term obligations............................       2,866         2,975
                                                        ------------  ------------
       Total liabilities...............................      31,592        38,831
                                                        ------------  ------------

Commitments and contingencies

Stockholders' equity
   Common stock, $.001 par value: 50,000,000 shares
    authorized; issued 14,616,241 shares - June 30,
    2000; 14,257,185 shares - December 31, 1999........          14            14
   Additional paid-in capital..........................      75,905        74,566
   Accumulated other comprehensive income..............         (40)           33
   Accumulated deficit.................................     (64,671)      (55,450)
   Treasury stock at cost (- shares - June 30,
    2000 and 26,091 shares - December 31, 1999)........           --          (44)
                                                        ------------  ------------
       Total stockholders' equity......................      11,208        19,119
                                                        ------------  ------------
Total liabilities and stockholders' equity.............     $42,800       $57,950
                                                        ============  ============

See notes to consolidated financial statements

WALKER INTERACTIVE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

                                        Three Months Ended     Six Months Ended
                                             June 30,              June 30,
                                      --------------------- ---------------------
                                         2000       1999       2000       1999
                                      ---------- ---------- ---------- ----------
REVENUES:
  License............................    $1,468     $4,778     $2,294     $8,168
  Maintenance........................     6,783      8,038     14,395     15,947
  Consulting.........................     5,964     12,528     11,976     25,136
                                      ---------- ---------- ---------- ----------
     Total revenues..................    14,215     25,344     28,665     49,251

OPERATING EXPENSES:
  Costs of revenues:
     Costs of licenses,
      maintenance and consulting.....     6,314     11,520     14,172     22,964
     Amortization of
      capitalized software...........     1,720      1,140      3,047      2,629
  Sales and marketing................     4,994      5,707      9,567     11,643
  Product development................     2,665      4,112      5,688      7,462
  General and administrative.........     2,467      3,696      5,792      7,297
  Impairment of capitalized
     software and associated goodwill.     --        9,003       --        9,003
  Restructuring charges...............     --        3,134       --        3,134
                                      ---------- ---------- ---------- ----------
     Total operating expenses........    18,160     38,312     38,266     64,132
                                      ---------- ---------- ---------- ----------
Operating loss.......................    (3,945)   (12,968)    (9,601)   (14,881)
     Interest income, net............       181        234        478        473
                                      ---------- ---------- ---------- ----------
Loss before income taxes.............    (3,764)   (12,734)    (9,123)   (14,408)
     Provision for income taxes......        50     13,137         98     12,501
                                      ---------- ---------- ---------- ----------

NET LOSS.............................    (3,814)   (25,871)    (9,221)   (26,909)
                                      ========== ========== ========== ==========

BASIC NET LOSS PER SHARE.............    ($0.26)    ($1.85)    ($0.64)    ($1.92)
                                      ========== ========== ========== ==========
Shares used to compute basic
     net loss per share..............    14,478     13,965     14,421     14,022
                                      ========== ========== ========== ==========

DILUTED NET LOSS PER SHARE...........    ($0.26)    ($1.85)    ($0.64)    ($1.92)
                                      ========== ========== ========== ==========
Shares used to compute diluted
     net loss per share..............    14,478     13,965     14,421     14,022
                                      ========== ========== ========== ==========

See notes to consolidated financial statements

WALKER INTERACTIVE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS(UNAUDITED)
(in thousands)

                                                           Six Months Ended
                                                                June 30,
                                                        ------------------------
                                                             2000         1999
                                                        -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss..........................................    ($9,221)    ($26,909)
     Adjustments to reconcile net loss to
       net cash provided by operating activities:
       Depreciation and amortization...................      4,085        4,325
       Change in allowance for doubtful accounts.......     (3,132)         159
       Deferred tax asset, net.........................         --       12,501
       Impairment of capitalized
       software and associated goodwill.................        --        9,003
     Changes in operating assets and liabilities:
       Accounts receivable.............................      8,705        1,428
       Prepaids and other assets.......................       (497)      (1,122)
       Accounts payable & accrued liabilities..........     (2,716)       1,589
       Deferred revenue................................     (4,523)       4,955
       Other...........................................        920           77
                                                        -----------  -----------
           Net cash (used)/provided  by operations.....     (6,379)       6,006
                                                        -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from employee stock purchase plan
       issuances and stock options exercised...........      1,383          381
     Treasury stock acquired...........................         --         (906)
     Capital lease payments............................         --          (71)
                                                        -----------  -----------
           Net cash provided /(used) by financing
              activities...............................      1,383         (596)
                                                        -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of short- and long-term investments.....     (2,335)      (8,540)
     Maturities of short-term investments..............      2,500        2,625
     Sales of short-term investments...................      5,441        1,508
     Purchases of property and equipment...............       (373)      (1,192)
     Additions to capitalized software.................     (2,661)      (3,184)
     Other.............................................         18         (183)
                                                        -----------  -----------
           Net cash provided/(used) by investing
              activities...............................      2,590       (8,966)
                                                        -----------  -----------

NET DECREASE  IN CASH AND CASH EQUIVALENTS.............     (2,406)      (3,556)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD........      9,187       15,556
                                                        -----------  -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD..............     $6,781      $12,000
                                                        ===========  ===========
Supplemental disclosure:
    Cash paid for income taxes.........................       $118         $166

See notes to consolidated financial statements

WALKER INTERACTIVE SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands except per share data)

  SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for those periods. Results for the interim periods are not necessarily indicative of the results for the entire year. These condensed consolidated financial statements and any notes thereto should be read in conjunction with the audited consolidated financial statements included in the Walker Interactive Systems, Inc. Annual Report on Form 10-K for the year ended December 31, 1999.
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

  The reconciliation of net loss to comprehensive loss for the three and six months ended June 30, 2000 and 1999 is as follows:

                                        Three Months Ended   Six Months Ended
                                             June 30,            June 30,
                                      ------------------- -------------------
                                         2000      1999      2000      1999
                                      --------- --------- --------- ---------
Net loss.............................  ($3,814) ($25,871)  ($9,221) ($26,909)
Other comprehensive loss.............      (37)     (119)      (73)     (230)
                                      --------- --------- --------- ---------
Total comprehensive loss.............  ($3,851) ($25,990)  ($9,294) ($27,139)
                                      ========= ========= ========= =========

  IMPAIRMENT AND RESTRUCTURING CHARGES

  During the quarter ended June 30, 1999, the Board of Directors approved a plan to realign Walker's focus on its core financial and analytic applications. Associated with this change in strategy, the Board of Directors approved steps to restructure its operations to increase operating efficiencies and the Company recorded impairment and restructuring charges of $12,137 in the quarter. The Company has since focused on its e-business and analytics product lines, investing in Web-enabled functionality. In refocusing its resources and efforts on e-business solutions for the enterprise, the Company had previously announced its intention to begin the process of divesting its IMMPOWER and Aptos product lines. (see Note 5)

  Charges against restructuring liabilities as of December 31,1999 and during the six months ended June 30, 2000 were as follows:

                                      Activity during six
                                      months ended June 30, 2000
                                       Restruc-
                                        turing     Charges   Balance
                          Balance at     and         to         at
                         December 31, impairment  liability  June 30,
                             1999       charges                2000
                         ------------ ----------- --------- ----------
Termination payments
  to employees..........        $842           --    ($594)      $248
Facility closures.......       1,727           --     (292)     1,435
                         ------------ ----------- --------- ----------
                              $2,569           --    ($886)    $1,683
                         ============ =========== ========= ==========

  Subsequent to June 30, 2000, the remaining expected charges against liabilities are attributable to remaining termination payments to employees and future lease payments on excess facilities which expire at various dates through 2009.

  DIVESTITURES

  On April 12, 2000 the Company announced that it had sold the stock of Revere Inc. to Gores Technology Group ("GTG"). Revere Inc.'s main products comprised the IMMPOWER Asset Management Application and the geoLATTICE Software Suite. The terms of the purchase agreement provided that GTG would pay $500 to the Company at closing with a settlement as of December 31, 2000 based on the final determination of Revere's net assets, as defined in the agreement. The final settlement may result in the Company receiving payments from or making payments to GTG. However, the amount of such payments, if any, is not currently determinable. The Company has a noncancelable operating lease obligation for Revere's former office premises in Birmingham, Alabama that expires in September 2003, and is seeking to sublet this property. The Company has a letter of intent to divest its Aptos product line with closure scheduled for the third quarter.

  RECENT ACCOUNTING PROUNCEMENTS

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). This summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The effective date has been delayed until no later than the fourth quarter of fiscal years beginning after December 31, 1999. The Company believes that implementation of SAB 101 will not have a material adverse effect on the results of operations for fiscal 2000.

WALKER INTERACTIVE SYSTEMS, INC.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of results of operations and financial condition of the Company should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-Q. The report on this Form 10-Q contains forward-looking statements, including statements related to industry trends and demand for mainframe products, expected resolution of legal proceedings, cash commitments, working capital requirements, and possible expansion in international markets. Discussions containing such forward-looking statements may be found in the material set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations", generally and specifically therein under the captions "Liquidity and Capital Resources," and "Additional Risk Factors". Actual events or results may differ materially from those discussed herein. The Company disclaims any obligation to update these forward-looking statements as a result of subsequent events. The risk factors on pages 12 through 16, among others, should be considered in evaluating the Company's prospects and future financial performance.

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

The Company divested its IMMPOWER product line in April 2000 and has a letter of intent to divest its Aptos product line with closure scheduled for the third quarter. The Company has also commenced the development and market testing of a knowledge management analytical applications project.

RESULTS OF OPERATIONS

Quarters ended June 30, 2000 and June 30, 1999

REVENUES.

Total revenues for the three months ended June 30, 2000 were $14.2 million, a decrease of $11.1 million, or 43.9%, as compared to the three months ended June 30, 1999.

License revenues for the three months ended June 30, 2000 were $1.5 million, a decrease of $3.3 million, or 68.8%, as compared to the three months ended June 30, 1999. The license revenue decrease reflects the Company's longer sales cycle resulting from its transition to e-business. License revenues were also negatively impacted by reduced activity in the IMMPOWER and Aptos product lines. The Company sold the Immpower division in April 2000 (see Note 5 - Divestiture) and is in the process of negotiating a sale of the Aptos division. No license revenues for these two product lines were recorded in the three months ended June 30, 2000, compared with $0.7 million for the same quarter in the previous year.

Maintenance revenues for the three months ended June 30, 2000 were $6.8 million, a decrease of $1.2 million, or 15.0%, as compared to the three months ended June 30, 1999. The decrease was mainly in a legacy product line, as more maintenance contracts lapsed than were replaced by new contracts. In addition, $0.5 million of IMMPOWER maintenance revenues were recorded in the three months ended June 30, 1999, compared to only $0.1 million in the three months ended June 30, 2000.

Consulting revenues for the three months ended June 30, 2000 were $6.0 million, a decrease of $6.6 million, or 52.4%, as compared to the three months ended June 30, 1999. The revenue decrease reflects a decline in Year 2000 consulting projects and non-core consulting projects of $4.2 million, comparing the three months ended June 30, 2000 with the same period in the previous year. The Company believes the decrease in consulting revenues is also partly attributable to a reduction in implementation engagements as a consequence of the decreased license revenues.

COSTS OF LICENSES, MAINTENANCE AND CONSULTING.

Costs of licenses, maintenance and consulting were $6.3 million for the three months ended June 30, 2000, representing 44% of total revenues, and $11.5 million for the three months ended June 30, 1999, representing 45% of total revenues.

The costs of licenses as a percentage of license revenues decreased in the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. The decrease results from a smaller proportion of license revenues generated from the Company's products that utilize technology licensed from third parties.

The cost of maintenance, as a percentage of related revenue, was relatively unchanged in the three months ended June 30, 2000 as compared to the three months ended June 30, 1999.

The costs of consulting, as a percentage of related revenue, decreased slightly in the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. The decrease is primarily attributable to lower unrecovered travel costs in the three months ended June 30, 2000.

SALES AND MARKETING.

Sales and marketing costs for the three months ended June 30, 2000 were $5.0 million, a decrease of $0.7 million, or 12.3%, as compared to the three months ended June 30, 1999. This decrease is largely attributable to lower employee costs incurred in the three months ended June 30, 2000 compared to the equivalent period in fiscal 1999, partially offset by spending on a knowledge management analytical applications project. As a percentage of total revenues, sales and marketing expenses were 35.1% and 22.5% in the three months ended June 30, 2000 and 1999, respectively. Sales and marketing expenses increased as a percentage of revenue because of the decrease in revenues in the three months ended June 30, 2000 as compared to the same period in the previous year.

PRODUCT DEVELOPMENT.

Product development related expenses, excluding amortization of capitalized software, were as follows:

                                        Three Months Ended
                                             June 30,
                                      -------------------
                                         2000      1999
                                      --------- ---------
Product development expenditures.....   $4,210    $5,386
Less:
   Additions to capitalized software.   (1,555)   (1,274)
                                      --------- ---------
Product development expense..........   $2,655    $4,112
                                      ========= =========

Net product development expense decreased $1.4 million, or 35.1%, in the three months ended June 30, 2000 as compared to the three months ended June 30, 1999 and were 18.7% and 16.2% of total revenues in the second quarters of 2000 and 1999, respectively. Decreased employee costs in the three months ended June 30, 2000 were partially offset by spending on a knowledge management analytical applications project. Additions to capitalized software increased $0.3 million, or 22.1%, in the second quarter of fiscal 2000 as compared to the second quarter of fiscal 1999 and were 36.8% and 23.7% of product development expenditures, respectively. The increase in software costs capitalized in the three months ended June 30, 2000 is primarily attributable to product development resources being allocated to both analytics and e-business products that were released at the end of the second quarter.

AMORTIZATION OF CAPITALIZED SOFTWARE.

Capitalized software amortization in the three months ended June 30, 2000 was $1.7 million, an increase of $0.6 million, or 50.8%, as compared to the three months ended June 30, 1999. The increase in the second quarter of fiscal 2000 was due to additional amortization associated with the Company's ongoing practice of reevaluating the lives of capitalized software products, as well as higher amortization resulting from recent product releases.

GENERAL AND ADMINISTRATIVE.

General and administrative expenses in the three months ended June 30, 2000 were $2.5 million, a decrease of $1.2 million, or 33.3%, as compared to the three months ended June 30, 1999. As a percentage of total revenues, general and administrative expenses were 17.3% and 14.6% in the three months ended June 30, 2000 and 1999, respectively. The absolute decrease in the three months ended June 30, 2000 is due to a decrease of $0.3 million in bad debt expense, and also to lower costs for compensation, facilities and outside contractors mainly resulting from the Company's restructuring actions during the second half of 1999. General and administrative expenses increased as a percentage of revenue because of the decrease in revenues in the three months ended June 30, 2000 as compared to the same period in the previous year.

INCOME TAX EXPENSE (BENEFIT).

In the three months ended June 30, 2000, the Company provided $50,000 for state income taxes that could not be offset against net operating loss carryforwards. In the three months ended June 30, 1999, the Company recorded a valuation allowance of $13.1 million to fully reserve its deferred tax assets due to a change in strategic direction and the timing of expiration of certain tax credits.

Six months ended June 30, 2000 and June 30, 1999

REVENUES.

Total revenues for the six months ended June 30, 2000 were $28.7 million, a decrease of $20.6 million, or 41.8%, as compared to the six months ended June 30, 1999.

License revenues for the six months ended June 30, 2000 were $2.3 million, a decrease of $5.9 million, or 71.9%, as compared to the six months ended June 30, 1999. The license revenue decrease mainly reflects the Company's longer sales cycle resulting from its transition to e-business. License revenues were also negatively impacted by reduced activity in the IMMPOWER and Aptos product lines, which the Company is divesting. License revenues for these two product lines totaled $0.1 million for the six months ended June 30, 2000, compared with $2.7 million for the first half of fiscal 1999.

Maintenance revenues for the six months ended June 30, 2000 were $14.4 million, a decrease of $1.6 million, or 9.7%, as compared to the six months ended June 30, 1999. The decrease was mainly in a legacy product line, as more maintenance contracts lapsed than were replaced by new contracts. In addition, $1.1 million of IMMPOWER maintenance revenues were recorded in the six months ended June 30, 1999, compared to $0.6 million in the six months ended June 30, 2000.

Consulting revenues for the six months ended June 30, 2000 were $12.0 million, a decrease of $13.2 million, or 52.4%, as compared to the six months ended June 30, 1999. The revenue decrease mainly reflects a decline in Year 2000 consulting projects and non-core consulting projects of $7.3 million, comparing the six months ended June 30, 2000 with the same period in the previous year. The Company believes the decrease in consulting revenues is also partly attributable to a reduction in implementation engagements as a consequence of the decreased license revenues.

COSTS OF LICENSES, MAINTENANCE AND CONSULTING.

Costs of licenses, maintenance and consulting were $14.2 million for the six months ended June 30, 2000, representing 49% of total revenues, and $23.0 million for the six months ended June 30, 1999, representing 47% of total revenues.

The costs of licenses as a percentage of license revenues increased in the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. The increase results from a larger proportion of license revenues generated from the Company's products that utilize technology licensed from third parties.

The cost of maintenance, as a percentage of related revenue, was relatively unchanged in the six months ended June 30, 2000 as compared to the six months ended June 30, 1999.

The costs of consulting, as a percentage of related revenue, increased in the six months ended June 30, 2000 as compared to the six months ended June 30, 1999, mainly because of the decrease in consulting revenues in the six months ended June 30, 2000 as compared to the same period in the previous year.

SALES AND MARKETING.

Sales and marketing costs for the six months ended June 30, 2000 were $9.6 million, a decrease of $2.1 million, or 17.8%, as compared to the six months ended June 30, 1999. This decrease is largely attributable to lower staff costs incurred in the six months ended June 30, 2000 compared to the equivalent period in fiscal 1999, partially offset by spending on a knowledge management analytical applications project. As a percentage of total revenues, sales and marketing expenses were 33.3% and 23.6% in the six months ended June 30, 2000 and 1999, respectively. Sales and marketing expenses increased as a percentage of revenue because of the decrease in revenues in the six months ended June 30, 2000 as compared to the same period in the previous year. The Company anticipates that sales and marketing expenses to further promote the Company and its e-business and other offerings will increase in 2000.

PRODUCT DEVELOPMENT.

Product development related expenses, excluding amortization of capitalized software, were as follows:

                                         Six Months Ended
                                             June 30,
                                      -------------------
                                         2000      1999
                                       --------- ---------
Product development expenditures.....   $8,349   $10,646
Less:
   Additions to capitalized software.   (2,661)   (3,184)
                                       --------- ---------
Product development expense..........   $5,688    $7,462
                                      ========= =========

Net product development expense decreased $1.8 million, or 23.8%, in the six months ended June 30, 2000 as compared to the six months ended June 30, 1999 and were 19.8% and 15.1% of total revenues in the first six months of 2000 and 1999, respectively. Decreased employee costs in the six months ended June 30, 2000 were partially offset by spending on a knowledge management analytical applications project. Additions to capitalized software decreased $0.5 million, or 15.1%, in the first half of fiscal 2000 as compared to the same period of fiscal 1999 and were 31.9% and 29.6% of product development expenditures, respectively. The decrease in software costs capitalized in the six months ended June 30, 2000 is primarily attributable to product development resources being allocated to projects that did not meet capitalization criteria, mainly during the first quarter, offset by the capitalized costs of the analytics and e-business products that were released at the end of the second quarter.

AMORTIZATION OF CAPITALIZED SOFTWARE.

Capitalized software amortization in the six months ended June 30, 2000 was $3.0 million, an increase of $0.4 million, or 15.9%, as compared to the six months ended June 30, 1999. The increase in the first six months of fiscal 2000 is due to additional amortization associated with the Company's ongoing practice of reevaluating the lives of capitalized software products, as well as higher amortization resulting from recent product releases.

GENERAL AND ADMINISTRATIVE.

General and administrative expenses in the six months ended June 30, 2000 were $5.8 million, a decrease of $1.5 million, or 20.6%, as compared to the six months ended June 30, 1999. As a percentage of total revenues, general and administrative expenses were 20.2% and 14.8% in the six months ended June 30, 2000 and 1999, respectively. The absolute decrease in the six months ended June 30, 2000 is mainly attributable to lower bad debt expense and reduced staff costs. General and administrative expenses increased as a percentage of revenue because of the decrease in revenues in the six months ended June 30, 2000 as compared to the same period in the previous year.

INCOME TAX EXPENSE (BENEFIT).

In the six months ended June 30, 2000, the Company provided $98,000 for state income taxes that could not be offset against net operating loss carryforwards. In the six months ended June 30, 1999, the Company recorded a valuation allowance of $13.1 million to fully reserve its deferred tax assets due to a change in strategic direction and the timing of expiration of certain tax credits, resulting in a net tax provision of $12.5 million.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2000, the Company's principal sources of liquidity included cash, cash equivalents and short- and long-term investments aggregating $14.0 million. The Company believes that its existing cash balances, together with other sources of liquidity, including cash flows from operating activities and amounts available under the existing $6.0 million line of credit (all of which was available at June 30, 2000), will satisfy the Company's currently anticipated working capital and capital expenditure requirements for at least the next twelve months.

The Company's operating activities used cash of $6.4 million in the six months ended June 2000 and provided $6.0 million in the first half of fiscal 1999. Cash flows from operating activities for the six months ended June 30, 2000 primarily reflected a net loss of $9.2 million; increases in depreciation and amortization of $4.1 million; decreases in accounts receivable provisions of $3.1 million; decreases in accounts receivable of $8.7 million; decreases in accounts payable of $2.7 million; decreases in deferred revenue of $4.5 million; and decreases in other assets of $0.9 million. A sigificant portion of these fluctuations is due to the fact that, following its divestiture, the IMMPOWER division is no longer included in the Company's balance sheet. The fluctuation in other assets is wholly due to this. Cash flows from operating activities for the six months ended June 30, 1999 primarily reflected a net loss of $26.9 million; increases in depreciation and amortization of $4.3 million; a write-down of capitalized software and goodwill totaling $9.0 million; decreases in accounts receivable of $1.4 million; decreases in accounts payable of $1.1 million; a decrease in the deferred tax asset of $12.5 million; and increases in deferred revenue of $5.0 million.

Financing activities provided $1.4 million in cash during the six months ended June 2000, all of which comprised proceeds from the issuance of stock under the Company's employee stock purchase plan and proceeds from stock options exercised, and used $0.6 million in cash during the first six months of fiscal 1999. In the six months ended June 30, 1999, the Company received proceeds from the issuance of stock under the Company's employee stock purchase plan and proceeds from stock options exercised totaling $0.4 million and used cash in the amount of $0.9 million for the purpose of repurchasing Company stock. All stock repurchases were made pursuant to resolutions of the Company's Board of Directors in 1995 authorizing the repurchase of the Company's outstanding shares of common stock, not to exceed a total cost of $17.5 million. Through June 30, 2000, the Company had acquired 1,059,500 shares of its common stock at a cost of $11.1 million. As of June 30, 2000, the Company had reissued all of the repurchased shares in connection with the Company's employee stock purchase plan, one of its employee stock option plans and the acquisition of Revere.

Investing activities provided $2.6 million in cash during the six months ended June 30, 2000 and used $9.0 million in cash during the six months ended June 30, 1999. The major cash flows in the six months ended June 30, 2000 comprised net sales of investments totaling $5.6 million, offset by additions to capitalized software of $2.7 million and fixed asset purchases of $0.4 million. Cash flows from investing activities for the six months ended June 30, 1999 primarily reflected additions to capitalized software of $3.2 million, fixed asset purchases of $1.2 million, and net outflows from investments totaling $4.4 million.

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

COMPETITION.

The business and financial applications software market for large complex organizations is intensely competitive. The Company's principal competitors with e-business solutions are SAP AG, Oracle Corporation and PeopleSoft, Inc. With the Horizon analytics suite of products, the Company principally competes with Hyperion Solutions Corporation, Oracle Corporation and Comshare, Inc.

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

There were no material changes in the reported market risks since December 31, 1999.

PART II. OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K
    Exhibits

10.27 Shareholder Rights Agreement dated June 1, 2000

27.1 Financial Data Schedule (electronic filing only)
    Reports on Form 8-K

The Company filed a report on Form 8-K on June 6, 2000 pertaining to the Shareholder Rights Agreement dated June 1, 2000.

WALKER INTERACTIVE SYSTEMS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WALKER INTERACTIVE SYSTEMS, INC.

(Registrant)
Dated: August 14, 2000

By:	/s/ Stanley V. Vogler

Stanley V. Vogler
Chief Financial Officer
(Principal Financial and Accounting Officer)

WALKER INTERACTIVE SYSTEMS, INC.

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title
10.27	Shareholder Rights Agreement dated June 1, 2000.
27.1	Financial Data Schedule (electronic filing only)