Form 10-Q
period 2000-09-30
WALKER INTERACTIVE SYSTEMS INC
filed 2000-11-14
CIK 883983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    YES [X]    NO [  ]

There were 14,660,579 Shares of $.001 Par Value Common Stock outstanding as of November 3, 2000.

WALKER INTERACTIVE SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2000
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Interim Consolidated Financial Statements (unaudited):

Condensed Balance Sheets at September 30, 2000 and December 31, 1999	**

Condensed Statements of Operations for the three months ended September 30, 2000 and 1999	**

Condensed Statements of Cash Flows for the nine months ended September 30, 2000 and 1999	**

Notes to Financial Statements	**

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	**

Item 3. Quantitative and Qualitative Disclosures About Market Risk	**

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	**

Item 2. Changes in Securities and Use of Proceeds	**

Item 3. Defaults Upon Senior Securities	**

Item 4. Submission of Matters to a Vote of Security Holders	**

Item 5. Other Information	**

Item 6. Exhibits and Reports on Form 8-K	**

Signatures	**

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements See notes to consolidated financial statements

WALKER INTERACTIVE SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

                                                        September 30,  December 31,
                                                            2000           1999
                                                        ------------  ------------
                                                         (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents...........................      $4,724        $9,187
   Short-term investments..............................       5,229         6,642
   Accounts receivable, net of allowance for doubtful
     accounts of $1,935 - September 30, 2000 and $4,554
     December 31, 1999.................................      12,557        17,368
   Prepaid expenses....................................       1,167         2,471
   Other receivables...................................         332           812
                                                        ------------  ------------
       Total current assets............................      24,009        36,480
Long-term investments..................................         295         6,185
Property and equipment, net                                   2,324         4,169
Capitalized software, net of accumulated amortization
  of $56,115 - September 30, 2000 and $47,379 -
  December 31, 1999....................................       4,972        10,653
Other assets...........................................          95           463
                                                        ------------  ------------
Total assets...........................................     $31,695       $57,950
                                                        ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable....................................      $4,210        $4,203
   Accrued liabilities.................................      12,698        12,788
   Deferred revenue....................................      13,001        17,168
                                                        ------------  ------------
       Total current liabilities.......................      29,909        34,159
Deferred revenue.......................................       1,449         1,697
Other long-term obligations............................       3,067         2,975
                                                        ------------  ------------
       Total liabilities...............................      34,425        38,831
                                                        ------------  ------------

Commitments and contingencies

Stockholders' equity
   Common stock, $.001 par value: 50,000,000 shares
    authorized; issued 14,637,722 shares - September 30
    2000; 14,257,185 shares - December 31, 1999........          14            14
   Additional paid-in capital..........................      76,057        74,566
   Accumulated other comprehensive income..............          37            33
   Accumulated deficit.................................     (78,838)      (55,450)
   Treasury stock at cost (- shares - September 30,
    2000 and 26,091 shares - December 31, 1999)........      --               (44)
                                                        ------------  ------------
       Total stockholders' equity(deficit).............      (2,730)       19,119
                                                        ------------  ------------
Total liabilities and stockholders' equity.............     $31,695       $57,950
                                                        ============  ============

See notes to consolidated financial statements

WALKER INTERACTIVE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

                                        Three Months Ended    Nine Months Ended
                                          September 30,         September 30,
                                      --------------------- ---------------------
                                         2000       1999       2000       1999
                                      ---------- ---------- ---------- ----------
REVENUES:
  License............................    $1,823     $3,073     $4,118    $11,241
  Maintenance........................     6,366      7,613     20,761     23,560
  Consulting.........................     4,480     10,002     16,456     35,138
                                      ---------- ---------- ---------- ----------
     Total revenues..................    12,669     20,688     41,335     69,939

OPERATING EXPENSES:
  Costs of revenues:
     Costs of licenses,
      maintenance and consulting.....     6,753      9,997     20,901     32,961
     Amortization of
      capitalized software...........       890      1,297      3,937      3,926
  Sales and marketing................     5,423      5,129     15,061     16,772
  Product development................     4,342      3,410     10,011     10,872
  General and administrative.........     2,868      3,501      8,634     10,798
  Impairment of capitalized
     software and goodwill............    4,799       --        4,799      9,003
  Restructuring charges...............    1,905        559      1,905      3,693
                                      ---------- ---------- ---------- ----------
     Total operating expenses........    26,980     23,893     65,248     88,025
                                      ---------- ---------- ---------- ----------
Operating loss.......................   (14,311)    (3,205)   (23,913)   (18,086)
     Interest income, net............       194        273        673        746
                                      ---------- ---------- ---------- ----------
Loss before income taxes.............   (14,117)    (2,932)   (23,240)   (17,340)
     Provision for income taxes......        50        200        148     12,701
                                      ---------- ---------- ---------- ----------

NET LOSS.............................   (14,167)    (3,132)   (23,388)   (30,041)
                                      ========== ========== ========== ==========

BASIC NET LOSS PER SHARE.............    ($0.97)    ($0.22)    ($1.61)    ($2.14)
                                      ========== ========== ========== ==========
Shares used to compute basic
     net loss per share..............    14,606     14,126     14,491     14,057
                                      ========== ========== ========== ==========

DILUTED NET LOSS PER SHARE...........    ($0.97)    ($0.22)    ($1.61)    ($2.14)
                                      ========== ========== ========== ==========
Shares used to compute diluted
     net loss per share..............    14,606     14,126     14,491     14,057
                                      ========== ========== ========== ==========

See notes to consolidated financial statements

WALKER INTERACTIVE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS(UNAUDITED)
(in thousands)

                                                              Nine Months Ended
                                                                September 30,
                                                        ------------------------
                                                             2000         1999
                                                        -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss..........................................   ($23,388)    ($30,041)
     Adjustments to reconcile net loss to
       net cash provided(used) by operating activities:
       Depreciation and amortization...................      5,635        6,008
       Change in allowance for doubtful accounts.......     (2,619)         159
       Deferred tax asset, net.........................         --       12,501
       Impairment of capitalized software
       and goodwill.....................................     4,799        9,003
     Changes in operating assets and liabilities:
       Accounts receivable.............................      7,910        6,888
       Prepaids and other assets.......................      1,304       (2,289)
       Accounts payable & accrued liabilities..........          5        2,308
       Deferred revenue................................     (4,415)       3,255
       Other...........................................      1,038          (28)
                                                        -----------  -----------
           Net cash provided(used) by operations.......     (9,731)       7,764
                                                        -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from employee stock purchase plan
       issuances and stock options exercised...........      1,535          381
     Treasury stock acquired...........................         --       (1,026)
     Capital lease payments............................         --         (109)
                                                        -----------  -----------
           Net cash provided (used) by financing activi      1,535         (754)
                                                        -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of short- and long-term investments.....     (3,330)     (12,042)
     Maturities of short-term investments..............        500        4,375
     Sales of short-term investments...................     10,162        1,507
     Purchases of property.............................       (533)      (1,148)
     Additions to capitalized software.................     (3,055)      (4,377)
     Other.............................................        (11)          (1)
                                                        -----------  -----------
           Net cash used by investing activities.......      3,733      (11,686)
                                                        -----------  -----------

NET DECREASE  IN CASH AND CASH EQUIVALENTS.............     (4,463)      (4,676)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD........      9,187       15,556
                                                        -----------  -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD..............     $4,724      $10,880
                                                        ===========  ===========
Supplemental disclosure:
    Cash paid for income taxes.........................       $328       $1,315

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
  EARNINGS PER SHARE

The Company calculates basic earnings per share ("EPS") and diluted EPS in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding for that period. Diluted EPS takes into account the effect of dilutive instruments, such as stock options, and uses the average share price for the period in determining the number of common stock equivalents that are to be added to the weighted average number of shares outstanding. Common stock equivalents are excluded from the diluted loss per share calculation if the effect would be antidilutive.
  COMPREHENSIVE INCOME/(LOSS)

  SFAS No. 130 requires disclosure of total non-stockholder changes in equity, which include unrealized gains and losses on securities classified as available-for-sale under SFAS No. 115, foreign currency translation adjustments accounted for under SFAS No. 52, and minimum pension liability adjustments made pursuant to SFAS No. 87.

  The reconciliation of net loss to comprehensive loss for the three and nine months ended September 30, 2000 and 1999 is as follows:

                                        Three Months Ended  Nine Months Ended
                                          September 30,       September 30,
                                      ------------------- -------------------
                                         2000      1999      2000      1999
                                      --------- --------- --------- ---------
Net (loss)........................... ($14,167)  ($3,132) ($23,388) ($30,041)
Other comprehensive income(loss).....       77       128         4      (102)
                                      --------- --------- --------- ---------
Total comprehensive income(loss)..... ($14,090)  ($3,004) ($23,384) ($30,143)
                                      ========= ========= ========= =========

  IMPAIRMENT AND RESTRUCTURING CHARGES

  During the quarter ended September 30, 2000, the Board of Directors approved a strategic restructuring plan designed to reduce costs and strengthen the Company's position to successfully execute its e-business strategy. The Company recorded a pretax restructuring charge totaling $1.9 million comprised mainly of severance costs related to the involuntary termination of employees in the Company's US and UK operations, and costs arising from the consolidation of facilities in San Francisco and Aylesbury (UK).

  The Company periodically evaluates capitalized software carrying amounts against related estimated future undiscounted cashflows. During the third quarter of 2000, this evaluation indicated that the estimated future undiscounted cashflows were not sufficient to recover the carrying values of certain assets and resulted in an impairment charge of $4.8 million, primarily related to the legacy Tamaris product.

  During the first nine months of 1999, the Board of Directors approved plans to realign Walker's focus on its core financial and analytic applications. Associated with this change in strategy, the Board of Directors approved steps to restructure its operations to increase operating efficiencies. During the quarter ended September 30, 1999, the Company recorded a charge of $0.6 million of which $0.4 million was recorded in connection with a reduction in its workforce and $0.2 million in connection with further consolidation of its facilities. During the nine months ended September 30,1999, the Company recorded restructuring and impairment charges of $12.7 million comprised of $3.7 million for employee reductions and facilities consolidation and $9.0 million for the impairment of goodwill and capitalized software, primarily related to its IMMPOWER and Aptos product lines.

  The cash outlay from the third quarter 2000 restructuring is estimated to approximate $1.2 million, primarily in the fourth quarter of 2000, and the remaining expected charges against recorded liabilities are primarily attributable to future lease payments on facilities which expire at various dates through 2016.

  DIVESTITURES

  On April 12, 2000, the Company announced that it had sold the stock of Revere Inc. to Gores Technology Group ("GTG"). Revere Inc.'s main products comprised the IMMPOWER Asset Management Application. The terms of the purchase agreement provided that GTG would pay $500 to the Company at closing with a settlement as of December 31, 2000 based on the final determination of Revere's net assets, as defined in the agreement. The final settlement may result in the Company receiving payments from or making payments to GTG. However, the amount of such payments, if any, is not currently determinable. The Company has a noncancelable operating lease obligation for Revere's former office premises in Birmingham, Alabama that expires in September 2003, and is seeking to sublet this property.

  On October 13, 2000, the Company sold the net assets of its Aptos product line to B-Plan Information Systems Limited ("B- Plan"). The Aptos product line is an integrated suite of client/server financial applications for medium sized companies and was marketed primarily in Western Europe. The purchase agreement provides that the total consideration of approximately $2.3 million is evidenced by a non-interest bearing note denominated in British pounds sterling, is secured by a secondary interest in the Aptos software and certain shareholdings of a B-Plan executive, and is payable in installments of $425-December 31, 2000; $425-March 31, 2001; $575-June 30 and December 31, 2001; and $300 on June 30, 2002. The Company will recognize income as proceeds are received.

  RECENT ACCOUNTING PROUNCEMENTS

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). This summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The effective date has been delayed until no later than the fourth quarter of fiscal years beginning after December 31, 1999. The Company believes that implementation of SAB 101 will not have a material adverse effect on the Company's results of operations for fiscal 2000.

WALKER INTERACTIVE SYSTEMS, INC.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of results of operations and financial condition of the Company should be read in conjunction with the Company's unaudited financial statements and notes thereto included elsewhere in this Form 10-Q. The report on this Form 10-Q contains forward-looking statements, including statements related to industry trends and demand for mainframe products, expected resolution of legal proceedings, cash commitments, working capital requirements, and possible expansion in international markets. Discussions containing such forward-looking statements may be found in the material set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations," generally and specifically therein under the captions "Recent Developments," "Liquidity and Capital Resources," and "Additional Risk Factors." Actual events or results may differ materially from those discussed herein. The Company disclaims any obligation to update these forward-looking statements as a result of subsequent events. The risk factors on pages 14 through 18, among others, should be considered in evaluating the Company's prospects and future financial performance.

Walker designs its software products specifically for the Internet architecture and e-business B2B models and believes that its architecture is among the most scalable and adaptable available for enterprise-level business software. The Company's strategy is to offer enterprise financial, operational and analytical e-business solutions to a variety of industries. Walker's e-business solutions support and enhance enterprise-wide financial, operational and analytic processes, including procurement, revenue management, financial management and insight, business planning, budgeting, forecasting, and financial consolidation. The Company's software products utilize the Microsoft Windows operating systems on the desktop, NT, UNIX and OS/390 operating systems on the server and industry-leading On Line Analytical Processing (OLAP), Relational Database Management Systems (RDBMS) including IBM's DB2, Hyperion Solutions Essbase, Microsoft SQL/Server and Oracle 8i.

RECENT DEVELOPMENTS

The Company divested its IMMPOWER product line in April 2000 and finalized the divestiture of its Aptos product line in October 2000. Total revenues from these product lines were $3.6 million for the first nine months of 2000, compared with $10.8 million for the same nine-month period in 1999. Total third quarter revenues from these product lines were $0.5 million compared with $3.0 million in the third quarter of 1999.

In June 2000, the Company formed a wholly owned subsidiary, RareVision, Inc., to further the development and market testing of a business-to-business internet model for a web-based, knowledge management analytical application for smaller businesses.

During the quarter ended September 30, 2000, the Board of Directors approved a strategic restructuring plan designed to reduce costs and strengthen the Company's position to successfully execute its e-business strategy. The Company recorded pretax restructuring charges totaling $1.9 million comprised mainly of severance costs related to the involuntary termination of employees in the Company's US and UK operations and costs arising from the consolidation of facilities in San Francisco and Aylesbury (UK).

The Company periodically evaluates capitalized software carrying amounts against related estimated future undiscounted cashflows. During the third quarter of 2000, this evaluation indicated that the estimated future undiscounted cashflows were not sufficient to recover the carrying values of certain assets and resulted in an impairment charge of $4.8 million, primarily related to the legacy Tamaris product.

The Company believes that future quarterly operating costs through the end if fiscal 2001, as compared to the third quarter 2000 operating costs exclusive of the restructuring and impairment charges, will be reduced by approximately $3.5 million as a result of completing the Aptos product line divestiture and considering the estimated future cost savings from the restructuring and impairment. The Company currently expects that the cash outlay from the restructuring will approximate $1.2 million, primarily in the fourth quarter of 2000 and, subsequent to December 31, 2000, the remaining expected charges against liabilities will be attributable to future lease payments on facilities which expire at various dates through 2016.

RESULTS OF OPERATIONS

Quarters ended September 30, 2000 and 1999

REVENUES.

Total revenues for the three months ended September 30, 2000 were $12.7 million, a decrease of $8.0 million, or 38.8%, as compared to the three months ended September 30, 1999.

License revenues for the three months ended September 30, 2000 were $1.8 million, a decrease of $1.2 million, or 40.7%, as compared to the three months ended September 30, 1999. The license revenue decrease partly reflects the Company's longer sales cycle resulting from its transition to e-business, as the transition to collaborative commerce involves coordination with multiple vendors that can delay the sales process. License revenues were also negatively impacted by reduced activity in the IMMPOWER and Aptos product lines. The Company sold the IMMPOWER division in April 2000 (see Note 5 - Divestitures) and its Aptos division in October 2000. No license revenues for these two product lines were recorded in the three months ended September 30, 2000, compared with $0.6 million for the same quarter in the previous year.

Maintenance revenues for the three months ended September 30, 2000 were $6.4 million, a decrease of $1.2 million, or 16.4%, as compared to the three months ended September 30, 1999. Maintenance revenues from the legacy product lines decreased, as more maintenance contracts lapsed than were replaced by new contracts. In addition, $0.7 million of IMMPOWER and Aptos maintenance revenues were recorded in the three months ended September 30, 1999, compared to only $0.3 million in the three months ended September 30, 2000.

Consulting revenues for the three months ended September 30, 2000 were $4.5 million, a decrease of $5.5 million, or 55.2%, as compared to the three months ended September 30, 1999. The revenue decrease reflects a decline in Year 2000 consulting projects and non-core consulting projects of $2.9 million, comparing the three months ended September 30, 2000 with the same period in the previous year. The Company believes the decrease in consulting revenues is also partly attributable to a reduction in implementation engagements as a consequence of the decreased license revenues.

COSTS OF LICENSES, MAINTENANCE AND CONSULTING.

Costs of licenses, maintenance and consulting were $6.8 million for the three months ended September 30, 2000, representing 53.4% of total revenues, and $10.0 million for the three months ended September 30, 1999, representing 48.3% of total revenues.

The costs of licenses as a percentage of license revenues decreased in the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. The decrease results from a smaller proportion of license revenues generated from the Company's products that utilize technology licensed from third parties.

The cost of maintenance, as a percentage of related revenue, was relatively unchanged in the three months ended September 30, 2000 as compared to the three months ended September 30, 1999.

The costs of consulting, as a percentage of related revenue, increased in the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. The increase is due to the substantially lower consulting revenue together with a relatively stable fixed cost base in the three months ended September 30, 2000 as compared to the three months ended September 30, 1999, as discussed above.

SALES AND MARKETING.

Sales and marketing costs for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999 were relatively unchanged at $5.4 million and $5.1 million, respectively. As a percentage of total revenues, sales and marketing expenses were 42.8% and 24.8% in the three months ended September 30, 2000 and 1999, respectively. Sales and marketing expenses increased as a percentage of revenue because of the decrease in revenues in the three months ended September 30, 2000 as compared to the same period in the previous year.

PRODUCT DEVELOPMENT.

Product development related expenses, excluding amortization of capitalized software, were as follows:

                                        Three Months Ended
                                          September 30,
                                      -------------------
                                         2000      1999
                                      --------- ---------
Product development expenditures.....   $4,736    $4,415
Less:
   Additions to capitalized software.     (394)   (1,005)
                                      --------- ---------
Product development expense..........   $4,342    $3,410
                                      ========= =========

Net product development expense increased $0.9 million, or 27.3%, in the three months ended September 30, 2000 as compared to the three months ended September 30, 1999 and were 34.3% and 16.5% of total revenues in the second quarters of 2000 and 1999, respectively. Spending of approximately $1.2 million on the RareVision project offset decreased employee costs in the three months ended September 30, 2000. Additions to capitalized software decreased $0.6 million, or 60.8%, in the third quarter of fiscal 2000 as compared to the third quarter of fiscal 1999 and were 8.3% and 22.8% of product development expenditures, respectively. The decrease in software costs capitalized in the three months ended September 30, 2000 is primarily attributable to a larger portion of product development resources being allocated to projects that do not meet the Company's capitalization criteria.

AMORTIZATION OF CAPITALIZED SOFTWARE.

Capitalized software amortization in the three months ended September 30, 2000 was $0.9 million, a decrease of $0.4 million, or 31.4%, as compared to the three months ended September 30, 1999. Amortization decreased in the third quarter of fiscal 2000 due to the impairment of $4.8 million of capitalized software during the quarter as part of the Company's restructuring actions (see Note 4 - Impairment and Restructuring Charges).

GENERAL AND ADMINISTRATIVE.

General and administrative expenses in the three months ended September 30, 2000 were $2.9 million, a decrease of $0.6 million, or 18.1%, as compared to the three months ended September 30, 1999. As a percentage of total revenues, general and administrative expenses were 22.6% and 16.9% in the three months ended September 30, 2000 and 1999, respectively. The absolute decrease in the three months ended September 30, 2000 is mainly due to lower employee and facilities costs resulting from the Company's restructuring actions during the second half of 1999. General and administrative expenses increased as a percentage of revenue because of the decrease in revenues in the three months ended September 30, 2000 as compared to the same period in the previous year.

RESTRUCTURING AND IMPAIRMENT.

Restructuring and impairment charges for the three months ended September 30, 2000 were $6.7 million, comprised of $1.9 million for employee reductions and facilities consolidation and $4.8 million for the impairment of capitalized software, primarily related to the legacy Tamaris product line. During the three months ended September 30, 1999, the Company recorded a restructuring charge of $0.6 million related to a reduction in its workforce and facilities consolidation.

PROVISION FOR INCOME TAXES.

In the three months ended September 30, 2000, the Company provided $50,000 for state and foreign income taxes that could not be offset against net operating loss carryforwards. In the three months ended September 30, 1999, the Company recorded an income tax expense of $0.2 million associated with foreign taxes.

Nine months ended September 30, 2000 and 1999

REVENUES.

Total revenues for the nine months ended September 30, 2000 were $41.3 million, a decrease of $28.6 million, or 40.9%, as compared to the nine months ended September 30, 1999.

License revenues for the nine months ended September 30, 2000 were $4.1 million, a decrease of $7.1 million, or 63.4%, as compared to the nine months ended September 30, 1999. The license revenue decrease mainly reflects the Company's longer sales cycle resulting from its transition to e-business. License revenues were also negatively impacted by reduced activity in the IMMPOWER and Aptos product lines. The Company sold the IMMPOWER division in April 2000 (see Note 5 - Divestiture) and its Aptos division in October 2000. Only $0.1 million of license revenues for these two product lines were recorded in the nine months ended September 30, 2000, compared with $3.3 million for the nine months ended September 30, 1999.

Maintenance revenues for the nine months ended September 30, 2000 were $20.8 million, a decrease of $2.8 million, or 11.9%, as compared to the nine months ended September 30, 1999. Maintenance revenues decreased in the legacy product lines, as more maintenance contracts lapsed than were replaced by new contracts. In addition, $2.5 million of IMMPOWER and Aptos maintenance revenues were recorded in the nine months ended September 30, 1999, compared to $1.6 million in the nine months ended September 30, 2000.

Consulting revenues for the nine months ended September 30, 2000 were $16.5 million, a decrease of $18.7 million, or 53.2%, as compared to the nine months ended September 30, 1999. The revenue decrease mainly reflects a decline in Year 2000 consulting projects and non-core-consulting projects of $10.2 million, comparing the nine months ended September 30, 2000 with the same period in the previous year. The Company believes the decrease in consulting revenues is also partly attributable to a reduction in implementation engagements as a consequence of the decreased license revenues.

COSTS OF LICENSES, MAINTENANCE AND CONSULTING.

Costs of licenses, maintenance and consulting were $20.9 million for the nine months ended September 30, 2000, representing 50.6% of total revenues, and $33.0 million for the nine months ended September 30, 1999, representing 47.1% of total revenues.

The costs of licenses as a percentage of license revenues decreased in the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. The decrease results from a smaller proportion of license revenues generated from the Company's products that utilize technology licensed from third parties.

The cost of maintenance, as a percentage of related revenue, was relatively unchanged in the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999.

The costs of consulting, as a percentage of related revenue, increased in the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. The increase is due to the substantially lower consulting revenue together with a relatively stable fixed cost base in the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999.

SALES AND MARKETING.

Sales and marketing costs for the nine months ended September 30, 2000 were $15.1 million, a decrease of $1.7 million, or 10.2%, as compared to the nine months ended September 30, 1999. This decrease is largely attributable to lower staff costs incurred in the nine months ended September 30, 2000 compared to the nine months ended September 30,1999. As a percentage of total revenues, sales and marketing expenses were 36.4% and 24.0% in the nine months ended September 30, 2000 and 1999, respectively. Sales and marketing expenses increased as a percentage of revenue because of the decrease in revenues in the nine months ended September 30, 2000 as compared to the same period in the previous year.

PRODUCT DEVELOPMENT.

Product development related expenses, excluding amortization of capitalized software, were as follows:

                                        Nine Months Ended
                                          September 30,
                                       -------------------
                                         2000      1999
                                      --------- ---------
Product development expenditures.....   $13,066   $15,249
Less:
   Additions to capitalized software.     (3,055)   (4,377)
                                      --------- ---------
Product development expense..........   $10,011   $10,872
                                      ========= =========

Net product development expense decreased $0.9 million, or 7.9%, in the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999 and were 24.2% and 15.5% of total revenues in the first nine months of 2000 and 1999, respectively. Spending of approximately $2.1 million on the RareVision project was offset by decreased employee costs in the nine months ended September 30, 2000. Additions to capitalized software decreased $1.3 million, or 30.2%, in the first three quarters of fiscal 2000 as compared to the first three quarters of fiscal 1999 and were 23.4% and 28.7% of product development expenditures, respectively. The decrease in software costs capitalized in the nine months ended September 30, 2000 is primarily attributable to product development resources being allocated to projects that did not meet capitalization criteria, especially in the first and third quarters, partially offset by the capitalized costs of the analytics and e-business products that were released at the end of the second quarter.

AMORTIZATION OF CAPITALIZED SOFTWARE.

Capitalized software amortization for both the nine months ended September 30, 2000 and the nine months ended September 30, 1999 was $3.9 million. Higher amortization resulting from product releases in the second quarter was offset by a decrease in amortization in the third quarter of fiscal 2000 associated with products which were impaired as part of the Company's restructuring actions (see Note 4 - Impairment and Restructuring Charges).

GENERAL AND ADMINISTRATIVE.

General and administrative expenses in the nine months ended September 30, 2000 were $8.6 million, a decrease of $2.2 million, or 21.4%, as compared to the nine months ended September 30, 1999. As a percentage of total revenues, general and administrative expenses were 20.9% and 15.7% in the nine months ended September 30, 2000 and 1999, respectively. The absolute decrease in the nine months ended September 30, 2000 is mainly attributable to lower employee and facility costs. General and administrative expenses increased as a percentage of revenue because of the decrease in revenues in the nine months ended September 30, 2000 as compared to the same period in the previous year.

RESTRUCTURING AND IMPAIRMENT.

Restructuring and impairment charges for the nine months ended September 30, 2000 were $6.7 million, comprised of $1.9 million for employee reductions and facilities consolidation and $4.8 million for the impairment of capitalized software, primarily related to the legacy Tamaris product line. During the nine months ended September 30, 1999, the Company recorded restructuring and impairment charges of $12.7 million, comprised of $3.7 million for employee reductions and facilities consolidation and $9.0 million for the impairment of goodwill and capitalized software, primarily related to its IMMPOWER and Aptos product lines.

PROVISION FOR INCOME TAXES.

In the nine months ended September 30, 2000, the Company provided $0.2 million for state and foreign income taxes that could not be offset against net operating loss carryforwards. In the nine months ended September 30, 1999, the Company recorded a valuation allowance of $13.1 million to fully reserve its deferred tax assets due to a change in strategic direction and the timing of expiration of certain tax credits, resulting in a net tax provision of $12.7 million.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2000, the Company's principal sources of liquidity included cash, cash equivalents and short- and long-term investments aggregating $10.2 million. The Company believes that its principal sources of liquidity, together with funds expected from operations, will satisfy the Company's currently anticipated working capital and capital expenditure requirements for at least the next twelve months. There can be no assurance that the Company will not need to raise additional capital to fund operations within this period. The Company may seek additional funding through public or private equity or debt financing. There can be no assurance that additional financing can be obtained on acceptable terms, or at all. If additional funds are raised by issuing equity securities, dilution to stockholders may result. If adequate funds are not available, our business may be harmed.

The Company's operating activities used cash of $9.7 million in the nine months ended September 30, 2000 and provided $7.8 million in the nine months ended September 30, 1999. Cash flows from operating activities for the nine months ended September 30, 2000 primarily reflected a net loss of $23.4 million, offset by depreciation and amortization of $5.6 million, impairment of capitalized software of $4.8 million, and by reductions in assets and liabilities that resulted mainly from the divestiture of the Company's IMMPOWER division in April 2000. Cash flows from operating activities for the nine months ended September 30, 1999 primarily reflected a net loss of $30.1 million, offset by depreciation and amortization of $6.0 million, a write-down of capitalized software and goodwill totaling $9.0 million, decreases in accounts receivable of $6.9 million, and a decrease in the deferred tax asset of $12.5 million.

Financing activities provided $1.5 million in cash during the nine months ended September 30, 2000, all of which comprised proceeds from the issuance of stock under the Company's employee stock purchase plan and proceeds from stock options exercised, and used $0.8 million in cash during the nine months ended September 30, 1999. In the nine months ended September 30, 1999, the Company received proceeds from the issuance of stock under the Company's employee stock purchase plan and proceeds from stock options exercised totaling $0.4 million and used cash in the amount of $1.0 million for the purpose of repurchasing Company stock. All stock repurchases were made pursuant to resolutions of the Company's Board of Directors in 1995 authorizing the repurchase of the Company's outstanding shares of common stock, not to exceed a total cost of $17.5 million. Through September 30, 2000, the Company had acquired 1,059,500 shares of its common stock at a cost of $11.1 million. As of September 30, 2000, the Company had reissued all of the repurchased shares in connection with the Company's employee stock purchase plan, one of its employee stock option plans and the acquisition of Revere.

Investing activities provided $3.7 million in cash during the nine months ended September 30, 2000 and used $11.7 million in cash during the nine months ended September 30, 1999. The major cash flows in the nine months ended September 30, 2000 comprised net sales of investments totaling $7.3 million, offset by additions to capitalized software of $3.1 million and fixed asset purchases of $0.5 million. Cash flows from investing activities for the nine months ended September 30, 1999 primarily reflected additions to capitalized software of $4.4 million, fixed asset purchases of $1.1 million, and net outflows from investments totaling $6.2 million.

ADDITIONAL RISK FACTORS

The Company operates in a rapidly changing environment that involves numerous risks and uncertainties, which could have a material adverse effect on the Company. The following discussion details some, but not all, of these risks and uncertainties.

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
    competitive conditions in the industry; and
    general economic conditions.
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

RELIANCE ON THIRD PARTY TECHNOLOGY.

The Company generates revenue from internally developed software products, some of which utilize technology licensed from third parties. The Company expects to continue utilizing third-party technology and may enter into agreements with additional business partners. If sales of software utilizing third-party technology increase disproportionately, gross margins may be below historical levels due to third-party royalty obligations. There can be no assurances that the third parties will renew existing agreements with the Company or will not require financial conditions that are unfavorable to the Company. In addition, there can be no assurances that existing third party agreements will not be terminated.

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

INTERNATIONAL.

The Company will continue its presence in international markets by marketing its B2B e-business solutions for the enterprise in additional countries. Risks associated with such pursuits include, but are not limited to, the following: changing market demands; economic and political conditions in foreign markets; foreign exchange fluctuations; longer collections cycles; difficulty in managing a geographically dispersed organization and changes in international tax laws. The downturn in the Asia Pacific business climate had an adverse effect on some market opportunities. Operating results are likely to be adversely affected if the Company's operations in international markets are not successful.

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

RAPID TECHNOLOGICAL CHANGE.

The software industry is characterized by rapid technological change. The pace of change has accelerated due to advances in mainframe and client/server technology and the growth in Internet, Intranet and extranet utilization. The Company expects to evaluate potential opportunities and may invest in those that are compatible with the Company's strategic direction. However, there can be no assurance that any such investments will be profitable. The Company's products are also designed primarily for use with certain mainframe and client/server systems. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete. Accordingly, the Company's future success depends in part upon its ability to continue to enhance its current products and to develop and introduce new products that respond to evolving customer requirements and keep pace with technological development and emerging industry standards, such as new operating systems, hardware platforms, interfaces and third-party applications software. There can be no assurances:

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

PROPRIETARY RIGHTS.

The Company regards its products as proprietary. Through its license agreements with customers and its internal security systems, confidentiality procedures and employee agreements, the Company has taken steps to maintain the trade secrecy of its products. However, there can be no assurances that misappropriation will not occur. In addition, the laws of some countries do not protect the Company's proprietary rights to the same extent, as do the laws of the United States. There can be no assurance that the confidentiality of any proprietary information will provide any meaningful competitive advantage. The Company has no patents relating to its products. The Company believes that, because of the rapid pace of technological change in the computer software industry, patents and copyrights are less significant than factors such as the knowledge, ability and experience of the Company's employees, frequent product enhancements and the timeliness and quality of support services. There can be no assurance that the Company's current efforts to retain its products as proprietary will be adequate.

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

(b) Reports on Form 8-K

The Company filed no reports on Form 8-K during the quarter ended September 30, 2000.

WALKER INTERACTIVE SYSTEMS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WALKER INTERACTIVE SYSTEMS, INC.

(Registrant)
Dated: November 14, 2000

By:	/s/ Stanley V. Vogler

Stanley V. Vogler
Chief Financial Officer
(Principal Financial and Accounting Officer)

WALKER INTERACTIVE SYSTEMS, INC.

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title
27.1	Financial Data Schedule (electronic filing only)