Form 10-K
period 2000-12-31
WALKER INTERACTIVE SYSTEMS INC
filed 2001-03-30
CIK 883983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

     (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number 0-19872

WALKER INTERACTIVE SYSTEMS INC
(Exact name of Registrant as specified in its Charter)

Delaware	95-2862954
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

303 Second Street, 3 North
San Francisco, California    94107
(Address of Principal Executive Offices including Zip Code)

(415) 495-8811
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 Par Value Per Share
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Based on the closing sale price of the Registrant's common stock on the Over the Counter ("OTC") Bulletin Board on March 8, 2001, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $10,507,709. Shares of the Registrant's common stock held by each officer and director and by each person who owns 5% or more of the Registrant's outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant's common stock outstanding as of March 8, 2001 was 14,847,135.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Report on Form 10-K incorporates information by reference from the Registrant's definitive Proxy Statement to be used in conjunction with its 2001 Annual Meeting of Stockholders.

WALKER INTERACTIVE SYSTEMS, INC.
FORM 10-K

    The following discussion of results of operations and financial condition of the Company should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-K. The report on this Form 10-K contains forward-looking statements, including statements related to industry trends and demand for mainframe products, expected resolution of legal proceedings, cash commitments, working capital requirements, and possible expansion in international markets. Discussions containing such forward-looking statements may be found in the material set forth under "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", generally and specifically therein under the captions "Liquidity and Capital Resources," and "Additional Risk Factors" as well as elsewhere in this Annual Report on Form 10-K. Actual events or results may differ materially from those discussed herein. The Company disclaims any obligation to update these forward-looking statements as a result of subsequent events. The risk factors on pages 24 through 30, among others, should be considered in evaluating the Company's prospects and future financial performance.

PART I

ITEM 1. BUSINESS

OVERVIEW

Introduction

Walker Interactive Systems, Inc. (hereinafter "Walker" or the "Company") was incorporated in California in 1973 and reincorporated in Delaware in March 1992. Walker designs, develops, markets and supports, on a worldwide basis, a family of enterprise financial, operational and analytical software products that enable large and medium-sized organizations, higher education institutions, and federal, state and government agencies to optimize their business processes, reduce business costs, and improve management information needed to run their business. The Company derives its revenues primarily from software licenses, software maintenance and professional consulting services. The Company's e-business solutions and Horizon series of analytic applications are licensed to large and mid-size companies and similarly sized governmental organizations worldwide.

Recent Update

The Company divested its IMMPOWER product line in April 2000 and its Aptos product line in October 2000. Total revenues from these product lines were $3.7 million for fiscal 2000, compared with $13.6 million for fiscal 1999.

In June 2000, the Company formed a wholly owned subsidiary, RareVision, Inc., to further the development and market testing of a business-to-business internet model for a web-based, knowledge management analytical application for smaller businesses

During the quarter ended September 30, 2000, the Board of Directors approved a strategic restructuring plan designed to reduce costs and strengthen the Company's position to successfully execute its e-business strategy. The Company recorded pretax restructuring charges totaling $1.9 million comprised mainly of severance costs related to the involuntary termination of employees in the Company's US and UK operations and costs arising from the consolidation of facilities in San Francisco and Aylesbury (UK).

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

The Company received a Nasdaq Staff Determination indicating that the Company failed to comply with the net tangible assets requirement set forth in Marketplace Rule 4450(a)(3) and the requirements of Maintenance Standard 2 for market capitalization, market value of public float, and minimum bid price, and that its securities were, therefore, subject to delisting from The Nasdaq National Market. The Company attended an appeal hearing before a Nasdaq Listing Qualifications Panel ("Panel") to review the Staff Determination on February 15, 2001. A determination was made by the Panel on March 5, 2001 to delist the Company's securities from the Nasdaq Stock Market effective with the open of business March 6, 2001. As of March 6, 2001, the Company's common stock trades on the Over the Counter ("OTC") Bulletin Board.

Strategic Direction

During 1999, Walker changed its strategic direction to emphasize the e-business solutions and Horizon product lines, concentrating on refocusing the Company as a provider of e-business solutions. As part of its strategic redirection, Walker redesigned its software products specifically for the Internet architecture and business to business "B2B" e-business models. The Company believes that its architecture is among the most scalable and adaptable for enterprise-level business software. The Company's strategy is to offer enterprise financial, operational and analytical e-business solutions to a variety of industries. Walker's e-business solutions support and enhance enterprise-wide financial, operational and analytic processes, including procurement, revenue management, financial management and insight, business planning, budgeting, forecasting and financial consolidation. The Company's software products utilize the Microsoft Windows operating systems on the desktop, NT, UNIX and S/390 operating systems on the server and industry-leading On Line Analytical Processing ("OLAP"), Relational Database Management Systems ("RDBMS") including IBM's DB2 and DB2 OLAP server, Hyperion Solutions' Essbase and Microsoft SQL/Server. Walker e-business solutions utilize the latest-generation IBM eServer zSeries Web Application Server. In addition, Walker utilizes iSeries, pSeries and xSeries as an integral part of its e-business strategy for Walker's analytic solutions.

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

MARKET OPPORTUNITIES

The following market dynamics are important factors shaping Walker's strategy moving forward:

B2B e-BUSINESS

    The term e-business means many things to many people, but is well defined as the transformation of key business processes through the use of Internet technologies. The core processes that are the foundation of business are merged with the standards, simplicity and connectivity of the Internet. This melding of Internet technologies with key business processes creates opportunities for powerful interactive, transaction-intensive solutions that let companies do business in ever more efficient and effective ways. Innovative companies of all sizes are using the Web to communicate with their suppliers, their customers and their partners, to connect with their back-end data-systems, and to transact commerce. The opportunities presented by this new model of business enables organizations to collaborate more fully with their suppliers, customers and partners in a seamless manner. This opportunity has now defined itself as B2B e-business. The market potential for B2B e-business solutions is significant, according to leading analysts such as IDC, Meta Group and Gartner Group. Walker's B2B e-business solutions will allow current business processes to be streamlined, thereby improving operating efficiencies, which in turn will strengthen the value to the customer.

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

NETWORK COMPUTING AND INTERNET ARCHITECTURES

    Over the last two years the market has seen the rapid adoption of thin client/large server architecture models, a significant contrast to the client/server architectures that have been so prevalent since the mid-1990's. Network computing enables companies to protect their existing information technology investments while taking advantage of new technologies by dynamically linking Internet, client/server and legacy systems. The Company believes that the Internet architecture model has created opportunities for competitive advantage in its market, and for its customers, through a combination of business processes optimized for the Internet model, improved collaboration, browser based interfaces, enhanced services, shared services and lower transaction costs. Walker e-business solutions are designed to support this integrated Internet architecture and e-business process model.

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

DELIVER LOWER COST/HIGHER PERFORMANCE SOLUTIONS

    While many vendors of enterprise software solutions are focusing their technology efforts on supporting a distributed client/server model, Walker intends to continue to build and enhance its e-business solutions for the IBM z900 as an e-business server, and build collaborative applications called portlets using IBM's WebSphere. This puts Walker in a position to support a high-volume network computing environment. The Company believes that this is, with the growth of B2B collaboration, Internet bandwidth and processes that reflect an e-business way of working, supporting both shared and distributed service models, a far more cost effective model than other distributed architecture models available in the market today.

RETAIN AND EXTEND LONG-TERM CUSTOMER RELATIONSHIPS

    The Company intends to continue to focus on generating additional revenues from existing customers through software licenses, the introduction of new e-business solutions and services and warranty maintenance. In addition, providing consulting and support services to existing customers represents a significant portion of the Company's total revenues. Follow-on revenues create efficiencies for deployment of sales and marketing resources and strengthen the Company's relationships with its customers.

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

The Walker family of products and services include:

    e-business solutions for Global 2000 organizations
    Walker Horizon™ Series of analytic applications for better managing company performance

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
    e-insight - delivery of management insight on company-wide performance through a portal.
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

The Horizon suite includes:

    Planning and Forecasting: Automates the planning, forecasting and budgeting processes - reducing planning cycles, facilitating continuous planning and enabling the prediction of company performance.
    Consolidated Reporting: Manages the collection, adjustment and reporting of consolidated results for enterprise-wide statutory, management and tax reporting.
    OLAP Reporting & Analysis: A powerful reporting and analysis solution for enabling financial reports and analysis using any OLAP technology.

PRODUCT DEVELOPMENT

    The Company continually enhances its existing products and develops new products to meet its customers' ever-changing requirements. The Company's success will depend in part on its ability to develop product enhancements and new products that keep pace with technological changes and changes in customers' business practices. Software development costs, including amortization of capitalized software development costs, were 35% of total revenues in 2000, 22% in 1999, and 20% in 1998.

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

    Integration - to integrate the customers existing applications into the e-business solution.
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

SALES AND MARKETING

    Walker sells its products primarily through its direct sales force in North America and the United Kingdom. In support of its sales force, the Company conducts marketing programs, which include direct mail, public relations, advertising, seminars, trade shows and ongoing customer communication programs. The sales cycle begins with the generation of a sales lead, or often the receipt of a request for proposal ("RFP") from a prospect, which is followed by qualification of the lead, an analysis of the customer's needs, response to a RFP (one or more presentations to the customer), customer internal sign-off activities and contract negotiation and finalization. While the sales cycle varies by product and from customer to customer, the sales cycle has historically required three to twelve months.

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

COMPETITION

    The business and financial applications software market for large complex organizations is intensely competitive. The Company's principal competitors with the e-business solutions are SAP AG, Oracle Corporation and PeopleSoft, Inc. The Company primarily competes with Hyperion Software Corporation and Comshare, Inc. with its analytical applications.

    The Company also competes to a lesser extent with other independent software application vendors. Some of the Company's current and potential competitors have substantially greater financial, technical, marketing and sales resources than the Company. Some of these competitors also offer business application products not offered by the Company, primarily in the areas of human resources and manufacturing. However, Walker remains one of the few companies committed to providing and enhancing applications for the IBM z900 e-business server. Most of Walker's competitors offer UNIX-based applications.

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

    The Company typically provides its products to users under non-exclusive, non-transferable perpetual licenses. Under the general terms and conditions of the Company's standard product license agreement, the licensed software may be used only for internal operations on designated computers at specific sites. The Company makes source code for some of its products available to its customers under agreements that restrict access to and use of the source code.

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

    For a description of certain proprietary risk factors, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Additional Risk Factors."

EMPLOYEES

    As of December 31, 2000, the Company had 203 employees, of which 152 were based in the United States and 51 were based internationally. Of the total, 30 of such employees were engaged in sales and marketing, 22 were in customer support, 58 were in professional services, 51 were in product development and 42 were in data processing, administration and finance positions.

ITEM 2. PROPERTIES

The Company's corporate headquarters are located in San Francisco, California, in a leased facility consisting of approximately 55,000 square feet of office space. The Company occupies all 55,000 square feet governed by a lease that expires in September 2007. Additionally, the Company leases office space aggregating approximately 71,000 square feet in the metropolitan areas of Atlanta, Georgia; Birmingham, Alabama; Chicago, Illinois; Aylesbury, England; and Toronto, Canada. The Company believes that it has adequate facilities to accommodate the Company's operations in the near term and that additional space will be available at commercially reasonable terms as needed.

    As of December 31, 2000, approximately 37,900 square feet of office space in Birmingham, Alabama; Toronto, Canada; and Aylesbury, England is not occupied by the Company and is considered excess capacity. Of the excess, approximately 9,150 square feet is sublet. The Company has provided approximately $3.3 million for its excess capacity lease commitments net of expected sublease income. This is included in accrued liabilities and other long-term obligations at December 31, 2000. The leases in respect of the Company's excess office space expire at varying dates through 2009.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the quarter ended December 31, 2000.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

    Walker Interactive Systems, Inc. common stock is traded on the Over the Counter ("OTC") Bulletin Board under the symbol "WALK." As of March 8, 2001, there were approximately 4,142 stockholders of record of the Company's common stock. The Company has not paid any cash dividends and does not anticipate paying any cash dividends in the foreseeable future. The high and low daily closing prices per share, for the periods set forth below, are as reported by the Nasdaq National Stock Market System and the OTC. As of March 6, 2001 the Company's stock is traded on the OTC.

                                                 QUARTER ENDING
                              -------------------------------------------------
                              DECEMBER 31, SEPTEMBER 30,  JUNE 30,    MARCH 31,
PRICE RANGE PER COMMON SHARE      2000         2000         2000        2000
----------------------------- -----------  -----------  ----------- -----------

Price range per common share:
High......................... $  3 1/4     $  4 1/8     $  7 9/16   $ 11
Low..........................    1 5/32       2 11/16      3           7

                              DECEMBER 31, SEPTEMBER 30,  JUNE 30,    MARCH 31,
PRICE RANGE PER COMMON SHARE      1999         1999         1999        1999
----------------------------  -----------  -----------  ----------- -----------

Price range per common share:
High......................... $  9 1/2     $  3 3/16    $  4 1/4    $  6 25/32
Low..........................    2 1/2        2 5/8        2 5/8       3 27/32

ITEM 6. SELECTED FINANCIAL DATA

The following table should be read in conjunction with the financial statements of the Company and notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10- K.

WALKER INTERACTIVE SYSTEMS, INC.

                                                       YEARS ENDED DECEMBER 31,
                                         -------------------------------------------------
                                         2000 (1)  1999 (2)    1998    1997 (3)  1996 (4)
                                         --------- --------- --------- --------- ---------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Statement of Operations Data:
Total revenues..........................  $51,422   $87,978  $101,413   $71,409   $62,834
Income (loss) before income taxes.......  (26,565)  (24,887)    7,266    (2,179)       86
Net income (loss).......................  (26,747)  (37,788)    4,525    (3,477)     (116)

Per Share Data:
Basic net income (loss) per share ......   ($1.84)   ($2.67)    $0.32    ($0.26)   ($0.01)
Diluted net income (loss) per share ....   ($1.84)   ($2.67)    $0.31    ($0.26)   ($0.01)

Shares:
Shares utilized to compute basic net
 income (loss) per share................   14,535    14,154    14,012    13,291    13,223

Shares utilized to compute diluted net
 income (loss) per share................   14,535    14,154    14,688    13,291    13,223

Balance Sheet Data:
Cash, cash equivalents and investments..   $9,619   $22,014   $22,597   $27,690   $38,170
Total assets............................   27,560    57,950    95,097    91,334    82,319
Stockholders' equity (deficit)..........   (5,223)   19,119    57,051    51,689    46,772
(1)    Includes a $4.8 million charge for the impairment of certain capitalized software and a $1.9 million restructuring charge related to a reorganization of the Company.
(2)    Includes a $10.4 million charge for the impairment of certain capitalized software and goodwill and a $4.5 million restructuring charge in connection with the change in strategic direction of the Company.
(3)    Includes a $4.6 million charge for the write-off of in-process research and development from the acquisition of Revere, Inc. and a $1.3 million charge for the termination of an exclusive distribution agreement.
(4)    Includes a $2.8 million charge for the write-off of in-process research and development from the acquisition of Hunt Systems, Inc.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion of results of operations and financial condition of the Company should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-K. The report on this Form 10-K contains forward-looking statements, including statements related to industry trends and demand for mainframe products, expected resolution of legal proceedings, cash commitments, and working capital requirements. Discussions containing such forward-looking statements may be found in the material set forth under "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," generally and specifically therein under the captions "Liquidity and Capital Resources" and "Additional Risk Factors," as well as elsewhere in this Annual Report on Form 10-K. Actual events or results may differ materially from those discussed herein. The Company disclaims any obligation to update these forward-looking statements as a result of subsequent events. The risk factors on pages 24 through 30, among others, should be considered in evaluating the Company's prospects and future financial performance.

RECENT DEVELOPMENTS

The Company received a Nasdaq Staff Determination indicating that the Company failed to comply with the net tangible assets requirement set forth in Marketplace Rule 4450(a)(3) and the requirements of Maintenance Standard 2 for market capitalization, market value of public float, and minimum bid price, and that its securities were, therefore, subject to delisting from the Nasdaq National Market. The Company attended an appeal hearing before a Nasdaq Listing Qualifications Panel ("Panel") to review the Staff Determination on February 15, 2001. A determination was made by the Panel on March 5, 2001 to delist the Company's securities from the Nasdaq Stock Market effective with the open of business March 6, 2001. As of March 6, 2001 the Company's stock trades on the Over the Counter ("OTC") Bulletin Board. This is generally considered a less efficient market, and the Company's stock price, as well as the liquidity of its common stock, may be adversely affected as a result.

The Company divested its IMMPOWER product line in April 2000 and its Aptos product line in October 2000. Total revenues from these product lines were $3.7 million for fiscal 2000, compared with $13.6 million for fiscal 1999.

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

RESULTS OF OPERATIONS

2000 compared to 1999

REVENUES

Total revenues in 2000 were $51.4 million, a decrease of $ 36.6 million, or 41.5%, as compared to 1999. Approximately $9.9 million of this decrease is due to the divestiture of the IMMPOWER and Aptos product lines as described in "Recent Developments." A further $7.3 million of this decrease is attributable to the reduction in Year 2000 related projects.

License revenues in 2000 were $5.1 million, a decrease of $9.4 million, or 64.8%, as compared to 1999. The license revenue decrease partly reflects the Company's longer sales cycle resulting from its transition to e-business, as the transition to collaborative commerce involves coordination with multiple vendors that can delay the sales process. License revenues were also negatively impacted by the divestiture of the IMMPOWER and Aptos product lines. License revenues for these two product lines were less than $0.1 million in fiscal 2000, compared with $4.1 million for fiscal 1999.

Maintenance revenues in 2000 were $26.7 million, a decrease of $4.6 million, or 14.7%, as compared to 1999. Approximately $1.7 million of IMMPOWER and Aptos maintenance revenues were recorded in fiscal 2000, compared with $3.3 million in fiscal 1999. In addition, maintenance revenues were adversely affected by the decrease in license revenues.

Consulting revenues in 2000 were $19.6 million, a decrease of $22.5 million, or 53.5%, as compared to 1999. The Company believes the decrease in consulting revenues is attributable to a reduction in implementation engagements as a consequence of the decreased license revenues and a decrease in non-implementation related projects (e.g., Year 2000, migration and best practice solutions engagements). Consulting revenues from Year 2000 engagements were $7.3 million in 1999. Consulting revenues from the divested businesses amounted to $2.0 million in fiscal 2000, compared with $6.3 million in fiscal 1999.

COSTS OF LICENSES, MAINTENANCE AND CONSULTING

Cost of licenses, maintenance and consulting in 2000 were $25.7 million, a decrease of $16.2 million, or 38.6%, as compared to 1999, and represented 50.0% and 47.6% of total revenues in 2000 and 1999, respectively.

The costs of licenses as a percentage of license revenues increased in 2000 as compared to 1999. The increase in 2000 results from a greater proportion of license revenues generated from the Company's products that utilize technology licensed from third parties.

The cost of maintenance, as a percentage of related revenue, decreased in 2000 compared to 1999. The decrease is mainly due to lower employee related costs in fiscal 2000 resulting from the Company's restructuring actions in the third quarter of the year.

The costs of consulting, as a percentage of related revenue, increased in 2000 as compared to 1999. The increase in 2000 is primarily attributable to lower than expected consulting revenues and lower profit margins associated with certain fixed fee consulting engagements.

SALES AND MARKETING

Sales and marketing costs in 2000 were $17.9 million, a decrease of $4.0 million, or 18.1%, as compared to 1999. The decrease is mostly attributable to reduced discretionary spending and reduced sales and marketing employee related costs. As a percentage of total revenues, sales and marketing expenses were 34.9% and 24.9% in 2000 and 1999, respectively. Sales and marketing expenses increased as a percentage of revenues because of the decrease in fiscal 2000 revenues compared to fiscal 1999.

 PRODUCT DEVELOPMENT

Product development related expenses, excluding amortization of capitalized software, were as follows (in thousands):

                                          2000     1999
                                        -------- --------
Product development expenditures....... $16,671  $19,262
Less:
   Additions to capitalized software...  (3,441)  (5,052)
                                        -------- --------
Product development expense............ $13,230  $14,210
                                        ======== ========

    Product development expenses decreased $1.0 million, or 6.9%, in 2000 as compared to 1999 and were 25.7% and 16.2% of total revenues in 2000 and 1999, respectively. Additions to capitalized software decreased $1.6 million or 31.9% in 2000 as compared to 1999 and were 20.6% and 26.2% of product development expenditures in 2000 and 1999, respectively. The decrease in software costs capitalized in 2000 is primarily attributable to product development resources being allocated to projects that did not meet the criteria for capitalization.

   In June 2000, the Company formed a wholly owned subsidiary, RareVision, Inc., to further the development and market testing of a business-to-business internet model for a web-based, knowledge management analytical application for smaller businesses.
Product development expenses attributable to RareVision, Inc. amounted to $3.3 million in fiscal 2000.

The Company divested its IMMPOWER product line in April 2000 and its Aptos product line in October 2000. Product development expenses attributable to the IMMPOWER and
Aptos product lines were $1.5 million and $4.4 million in 2000 and 1999, respectively.

AMORTIZATION OF CAPITALIZED SOFTWARE

    Capitalized software amortization in 2000 was $4.8 million, a decrease of $0.6 million, or 11.7%, as compared to 1999. Additional amortization resulting from the Company's new product releases during the year was offset by a decrease in software amortization associated with products written off as part of the Company's restructuring actions during 2000.

GENERAL AND ADMINISTRATIVE

    General and administrative expenses in 2000 were $10.5 million, a decrease of $5.1 million, or 32.7%, as compared to 1999. As a percentage of total revenues, general and administrative expenses were 20.4% and 17.7% in 2000 and 1999, respectively. The absolute decrease in 2000 is mainly due to lower employee and facilities costs resulting from the Company's restructuring actions and a reduction in the provision for doubtful accounts in 2000 as compared to 1999. General and administrative expenses increased as a percentage of revenue because of the decrease in revenues in 2000 as compared to the previous year.

IMPAIRMENT AND RESTRUCTURING CHARGES

    Impairment and restructuring charges for fiscal 2000
were $6.7 million, comprised of $1.9 million for employee reductions and facilities consolidation and $4.8 million for the impairment of capitalized software, primarily related to the legacy Tamaris product line.  In 1999 the Company recorded charges of
$14.9 million in connection with its change in strategic direction and the related restructuring costs.  The 1999 charges include $7.2 million for impairment of IMMPOWER and Aptos capitalized software costs and $3.2 million of goodwill impairment.  In addition, restructuring charges of  $4.5 million include $2.5 million for office consolidations and $2.0 million for workforce reductions.

INCOME TAX EXPENSE

    In 2000, the Company provided $0.2 million for state and foreign income taxes that could not be offset against net operating loss carryforwards.  In 1999, the
Company provided $12.9 million for income taxes on a pretax loss of $24.9 million.  The
1999 provision for income taxes included additions of $12.5 million to the deferred tax valuation allowance, fully reserving the Company's previously recorded net deferred tax assets.  The increase in the valuation allowance was the result of management's assessment of the effect of the change in strategic direction and the timing of expiration of certain tax operating loss carryforwards and credits.

1999 compared to 1998

REVENUES

    Total revenues in 1999 were $88.0 million, a decrease of $ 13.4 million, or 13.2%, as compared to 1998.

    License revenues in 1999 were $14.6 million, a decrease of $7.7 million, or
34.7%, as compared to 1998.  The decrease in license revenues was primarily attributable to a continued softness in the enterprise application software market as potential customers utilized available resources to ensure existing applications were Year 2000 compatible rather than acquiring and implementing new software applications.

    Maintenance revenues in 1999 were $31.3 million, an increase of $0.1 million, or
0.2%, as compared to 1998.

   Consulting revenues in 1999 were $42.1 million, a decrease of $5.8 million, or
12.1%, as compared to 1998.  The decrease in consulting revenues was attributable to a reduction in implementation engagements as a consequence of the decreased license revenues and a decrease in non-implementation related projects (e.g., Year 2000, migration and best practice solutions engagements).

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

The costs of consulting, as a percentage of related revenue, increased in 1999 as compared to 1998. The increase in 1999 was primarily attributable to lower than expected consulting revenues, lower profit margins associated with certain fixed fee consulting engagements and an increase in the use of outside contractors.

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

                                          1999     1998
                                        -------- --------
Product development expenditures....... $19,262  $20,261
Less:
   Additions to capitalized software...  (5,052)  (7,391)
                                        -------- --------
Product development expense............ $14,210  $12,870
                                        ======== ========

    Product development expenses increased $1.3 million, or 10.4%, in 1999 as compared to 1998 and were 16.2% and 12.7% of total revenues in 1999 and 1998, respectively. Additions to capitalized software decreased $2.3 million, or 31.6% in 1999 as compared to 1998 and were 26.2% and 36.5% of product development expenditures in 1999 and 1998, respectively. The decrease in software costs capitalized in 1999 was primarily attributable to product development resources being allocated to projects that did not meet the criteria for capitalization.

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

GENERAL AND ADMINISTRATIVE

General and administrative expenses in 1999 were $15.6 million, an increase of $3.1 million, or 25.3%, as compared to 1998. As a percentage of total revenues, general and administrative expenses were 17.7% and 12.3% in 1999 and 1998, respectively.  The absolute dollar increase in 1999 was due primarily to an increase of $3.1 million in the allowance for doubtful accounts provision in 1999. In addition, in 1999 the Company had increased compensation costs, in part resulting from the increased use of outside contractors, partially offset by the effect on compensation and facilities costs of the
Company's restructuring actions during the second half of 1999.

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

INCOME TAX EXPENSE

In 1999, the Company provided $12.9 million for income taxes on a pretax loss of
$24.9 million.  The 1999 provision for income taxes includes additions of $12.5 million to the deferred tax valuation allowance, fully reserving the Company's previously recorded net deferred tax assets.  The increase in the valuation allowance was a result of management's assessment of the effect of the change in strategic direction and the timing of expiration of certain tax operating loss carryforwards and credits.  In 1998, the Company provided income taxes equal to 38% on pretax income of $7.3 million. The
Company's tax provisions for both years include the generation, expiration, and true up of tax credits and net operating losses.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2000, the Company's principal sources of liquidity included cash, cash equivalents and short- and long-term investments aggregating $9.6 million and funds from operations. In addition, in March 2001, the Company replaced its
$6.0 million line of credit, secured by marketable securities, with a new credit facility. Under the terms of the new credit facility, which is renewable annually, the
Company may borrow up to $6.0 million, dependent upon the amount of eligible domestic accounts receivable, as defined in the agreement. The Company's operating activities used cash of $10.3 million in 2000, and provided cash of $6.8 million in 1999 and $5.9 million in 1998. The net loss in 2000 of $26.7 million included $4.8 million of non-cash charges related to impairment of certain capitalized software assets. The net loss in
1999 of $37.8 million included $22.9 million of non-cash charges related to impairment of certain capitalized software and goodwill and increases in valuation allowances for net deferred tax assets. In 1998, the Company's net income was the primary reason for the cash provided by operations.

Financing activities provided cash of $1.9 million in 2000, and used cash of $0.2 million and $1.1 million in 1999 and 1998, respectively.  In 2000, 1999 and 1998, proceeds from the issuance of stock under the Company's employee stock purchase plan and proceeds from stock options exercised provided $1.9 million, $1.1 million and $2.8 million in cash, respectively.  The Company used cash in the amount of $1.1 million and
$2.4 million in 1999 and 1998, respectively, for the purpose of repurchasing Company stock.  No stock was repurchased in fiscal 2000. All stock repurchases were made pursuant to resolutions of the Company's Board of Directors in 1995 authorizing the repurchase of the Company's outstanding shares of common stock, not to exceed a total cost of $17.5 million. Through December 31, 2000, the Company had acquired 1,059,500 shares of its common stock at an aggregate cost of $11.1 million. As of December 31,
2000, the Company had reissued 1,059,500 of the repurchased shares in connection with the Company's employee stock purchase plan, one of its employee stock option plans, and the acquisition of Revere.

Investing activities provided $3.4 million in cash during 2000, used $12.9 million in cash during 1999, and provided $3.1 million of cash in 1998.  The major cash flows in
2000 comprised net inflows from investments totaling $7.5 million, offset by additions to capitalized software of $3.4 million and fixed asset purchases of $0.6 million.  Cash flows from investing activities for 1999 primarily reflected net outflows from investments totaling $5.9 million, additions to capitalized software of $5.1 million, and fixed asset purchases of $2.0 million. Cash flows from investing activities for 1998 primarily reflected net inflows from investments totaling $13.0 million, additions to capitalized software of $7.4 million, and fixed asset purchases of $2.5 million.

In connection with the December 1997 acquisition of Revere, Inc., the Company assumed a line of credit with an outstanding balance of $1.5 million. The outstanding balance on the assumed line of credit was subsequently paid in full in January 1998.

The Company believes that its principal sources of liquidity, which include cash and cash equivalents of $9.6 million as of December 31, 2000 and funds expected from operations will satisfy the Company's currently anticipated working capital and capital expenditure requirements for at least the next twelve months. In addition, the Company has a credit facility that provides for up to $6.0 million of borrowings, dependent upon the amount of eligible domestic accounts receivable, as defined in the agreement. During the fourth quarter of 2000, the Company began to realize the benefits of the actions taken in the third quarter of 2000 to reduce operating costs in its core business, and believes such cost reductions are sustainable in 2001. However, there can be no assurance that the Company will not need to raise additional capital to fund operations within this period. There can be no assurance that additional financing can be obtained on acceptable terms, or at all. If additional funds are raised by issuing equity securities, dilution to stockholders may result. If adequate funds are not available, the Company may be harmed.

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

(i) a high proportion of license agreements are negotiated during the latter part of each quarter and these negotiations may not be completed before the quarter end;

(ii) the sales cycles for some of the Company's products are relatively long due to the Company's focus on "enterprise solutions" as opposed to individual products, which adds complexity to the customer's selection, negotiation and approval process;

(iii) the Company's longer sales cycle resulting from its transition to e-
business, as the transition to collaborative commerce involves coordination with multiple vendors that can delay the sales process;

(iv) the amount related to each booking may vary significantly due to the need for different solutions for different customers;

(v) procurement procedures may vary from customer to customer, which may affect the timing of the bookings;

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

    The Company has and expects to enter into fixed-price
consulting agreements, particularly in response to increased competition in the industry. The Company has recognized lower profit margins on certain fixed-price service agreements when compared to variable agreements. No assurance can be given that the
Company will be able to conclude fixed-price agreements on terms that will allow the
Company to achieve acceptable operating margins.

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

Nasdaq DELISTING

The Company received a Nasdaq Staff Determination indicating that the
Company failed to comply with the listing requirements of the Nasdaq National Market.
The Company attended an appeal hearing before a Nasdaq Listing Qualifications Panel
("Panel") to review the Staff Determination on February 15, 2001. The Company
attended an appeal hearing before a Nasdaq Listing Qualifications Panel
("Panel") to review the Staff Determination on February 15, 2001. A determination was made by the Panel on March 5, 2001 to delist the Company's securities from the Nasdaq Stock Market effective with the open of business March 6, 2001. As of
March 6, 2001 the Company's stock trades on the Over the Counter ("OTC")
Bulletin Board. This is generally considered a less efficient market, and the Company's stock price, as well as the liquidity of its common stock, may be adversely affected as a result.

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

COMPETITION

    The business and financial applications software
market for large, complex organizations is intensely competitive. The Company's principal competitors with e-business solutions are SAP AG, Oracle Corporation and
PeopleSoft, Inc. With the Horizon suite of analytic applications, the Company principally competes with Hyperion Solutions Corporation and Comshare, Inc.

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

    The Company encounters competition from a broader range of firms in the market for professional services. Principal competitors include Accenture
(formerly Andersen Consulting) and IBM Global Services, the consulting divisions of the major accounting firms, all of which possess greater resources than the Company, and niche-consulting firms that specialize in the Company's products and compete primarily on the basis of price of services provided.

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

PRODUCT DEVELOPMENT

    The Company's continued success is dependent on its
continued ability to introduce, develop and market new and enhanced versions of its software products, although there can be no assurance that this process can be maintained. The Company plans to continue its investment in product development in future periods. However, there can be no assurance that revenues will be sufficient to support the future product development that is required for the Company to be competitive. Although the Company may be able to release new products in addition to enhancements to existing products, there can be no assurance that the Company's new or upgraded products will be accepted, will not be delayed or canceled, or will not contain errors or "bugs" that could affect the performance of the product or cause damage to users' data.

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

FACILITIES

    The Company has its headquarters in San Francisco
under a lease that expires in 2007. Although commercial building vacancy rates have been low in San Francisco, recent changes in the technology sector have resulted in a significant increase in available office space. The Company's San Francisco headquarters office space exceeds its current needs, and the Company is seeking to reduce this excess office space. Failure to do so on commercially acceptable terms may adversely affect the
Company's financial results.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK

    The Company has U.S. dollar interest-bearing
investments that are subject to interest rate risk. The Company analyzed its investments at year-end to determine the sensitivity to interest rate changes. The fair values of these instruments were determined by net present values. The Company's sensitivity analysis used the same change in interest rates for all maturities. All other factors were held constant. If interest rates changed by 1%, the expected effect on net income related to the Company's investments would be immaterial.

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

    We have audited the accompanying consolidated balance sheets of Walker Interactive Systems, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit)
and cash flows for each of the three years in the period ended December 31, 2000. Our audit also included the consolidated financial statement schedule listed in item 14(a)2.
These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements
present fairly, in all material respects, the financial position of Walker Interactive
Systems, Inc. and subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December
31, 2000 in conformity with accounting principles generally accepted in the United
States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

March 19, 2001

                       WALKER INTERACTIVE SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEETS

                      (in thousands, except share amounts)

                                                             December 31,
                                                        ----------------------
                                                           2000        1999
                                                        ----------  ----------
                        ASSETS
Current Assets:
    Cash and equivalents.............................. $    4,219  $    9,187
    Short-term investments............................      5,400       6,642
    Accounts receivable, net of allowance for doubtful
     accounts of $1,528 in 2000 and $4,554 in 1999....      8,816      17,368
    Prepaid expenses..................................        854       2,471
    Other receivables.................................        370         812
                                                        ----------  ----------
           Total current assets.......................     19,659      36,480
Long-term investments.................................        --        6,185
Property and equipment, net...........................      2,121       4,169
Capitalized software, net of accumulated amortization
      of $56,932 in 2000 and $47,379 in 1999..........      4,541      10,653
Long-term accounts receivable.........................      1,144         --
Other assets..........................................         95         463
                                                        ----------  ----------
Total assets.......................................... $   27,560  $   57,950
                                                        ==========  ==========
    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Accounts payable.................................. $    2,625  $    4,203
    Accrued liabilities...............................     11,614      12,788
    Deferred revenue..................................     12,706      17,168
                                                        ----------  ----------
           Total current liabilities..................     26,945      34,159
Deferred revenue......................................      2,551       1,697
Other long-term obligations...........................      3,287       2,975
                                                        ----------  ----------
           Total liabilities..........................     32,783      38,831
                                                        ----------  ----------
Commitments and contingencies (see Note 10)
Stockholders' equity (deficit):
      Common stock, $.001 par value: 50,000 shares
       authorized; issued 14,661 shares - December
       31, 2000; 14,257 shares - December 31, 1999....         15          14
      Additional paid-in capital......................     76,458      74,566
      Accumulated other comprehensive income..........        501          33
      Accumulated deficit.............................    (82,197)    (55,450)
      Treasury stock, at cost (26 shares - December
       31, 1999)......................................        --          (44)
                                                        ----------  ----------
           Total stockholders' equity (deficit).......     (5,223)     19,119
                                                        ----------  ----------
Total liabilities and stockholders' equity (deficit).. $   27,560  $   57,950
                                                        ==========  ==========

                See notes to consolidated financial statements

                        WALKER INTERACTIVE SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (in thousands, except share amounts)

                                                   Year Ended December 31,
                                              ----------- ----------------------
                                                 2000        1999        1998
                                              ----------  ----------  ----------
REVENUES:
     License................................ $    5,131  $   14,565  $   22,291
     Maintenance............................     26,706      31,322      31,248
     Consulting.............................     19,585      42,091      47,874
                                              ----------  ----------  ----------
         Total revenues.....................     51,422      87,978     101,413
OPERATING EXPENSES:
     Costs of revenues:
         Costs of licenses, maintenance
           and consulting...................     25,696      41,864      41,944
         Amortization of capitalized
           software.........................      4,755       5,388       4,963
     Sales and marketing....................     17,929      21,895      22,973
     Product development....................     13,230      14,210      12,870
     General and administrative.............     10,482      15,581      12,439
     Impairment of capitalized
       software and goodwill................      4,799      10,427           -
     Restructuring charges..................      1,905       4,518           -
                                              ----------  ----------  ----------
         Total operating expenses...........     78,796     113,883      95,189
Operating income(loss)......................    (27,374)    (25,905)      6,224
         Interest income, net...............        809       1,018       1,042
                                              ----------  ----------  ----------
Income (loss) before income taxes...........    (26,565)    (24,887)      7,266
         Provision for income taxes.........        182      12,901       2,741
                                              ----------  ----------  ----------
NET INCOME (LOSS)........................... $  (26,747) $  (37,788) $    4,525
                                              ==========  ==========  ==========
BASIC NET INCOME (LOSS) PER SHARE........... $    (1.84) $    (2.67) $     0.32
                                              ==========  ==========  ==========
Shares utilized to compute basic
  net income (loss) per share...............     14,535      14,154      14,012
                                              ==========  ==========  ==========
DILUTED NET INCOME (LOSS) PER SHARE......... $    (1.84) $    (2.67) $     0.31
                                              ==========  ==========  ==========
Shares utilized to compute diluted
  net income (loss) per share...............     14,535      14,154      14,688
                                              ==========  ==========  ==========

                See notes to consolidated financial statements

                        WALKER INTERACTIVE SYSTEMS, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                      (in thousands, except share amounts)

                                                                                     Accumulated
                                                                                        Other                    Total
                                                                                     Comprehen-                 Stock-
                                     Common Stock     Treasury Stock     Additional     sive                   holders'
                                 ------------------- ------------------   Paid-in      Income     Accumulated   Equity/
                                   Shares     Amount  Shares    Amount    Capital      (Loss)       Deficit    (Deficit)
                                 -----------  ------ ---------  -------  ----------  -----------  -----------  ---------
Balance at December 31, 1997.... 13,973,457  $   14       --   $   --   $   73,622  $       240  $   (22,187) $  51,689
Common stock issued under
    stock option and employee
    stock purchase plans........    211,594     --    160,703    2,165         626           --           --      2,791
Treasury stock acquired.........         --     --   (200,000)  (2,417)        --            --           --     (2,417)
Tax benefit from exercise
    of stock options............         --     --        --       --          475           --           --        475
Other...........................       (366)    --     (9,910)    --            (4)          --           --         (4)
Comprehensive income (loss):
     Currency translation
      adjustment................         --     --        --       --          --           (21)          --
     Unrealized gain on
      investments...............         --     --        --       --          --            13           --
     Net income for 1998........         --     --        --       --          --          --          4,525
     Total comprehensive
      income....................         --     --        --       --          --            --           --      4,517
                                 -----------  ------ ---------  -------  ----------  -----------  -----------  ---------
Balance at December 31, 1998.... 14,184,685      14   (49,207)    (252)     74,719          232      (17,662)    57,051
Common stock issued under
    stock option and employee
    stock purchase plans........     72,500     --    245,616    1,260        (153)          --           --      1,107
Treasury stock acquired.........         --     --   (222,500)  (1,052)        --            --           --     (1,052)
Comprehensive income (loss):
     Currency translation
      adjustment................         --     --        --       --          --          (116)          --
     Unrealized (loss) on
      investments...............         --     --        --       --          --           (83)          --
     Net loss for 1999..........         --     --        --       --          --            --      (37,788)
     Total comprehensive
      (loss)....................         --     --        --       --          --            --           --    (37,987)
                                 -----------  ------ ---------  -------  ----------  -----------  -----------  ---------
Balance at December 31, 1999.... 14,257,185      14   (26,091)     (44)     74,566           33      (55,450)    19,119
Common stock issued under
    stock option and employee
    stock purchase plans........    403,394       1    26,091       44       1,892           --           --      1,937
Comprehensive income (loss):
     Currency translation
      adjustment................         --     --        --       --          --           398           --
     Unrealized (gain) on
      investments...............         --     --        --       --          --            70           --
     Net loss for 2000..........         --     --        --       --          --            --      (26,747)
     Total comprehensive
      (loss)....................         --     --        --       --          --            --           --    (26,279)
                                 -----------  ------ ---------  -------  ----------  -----------  -----------  ---------
Balance at December 31, 2000.... 14,660,579  $   15       --   $   --   $   76,458  $       501  $   (82,197) $  (5,223)
                                 ===========  ====== =========  =======  ==========  ===========  ===========  =========

                See notes to consolidated financial statements

                        WALKER INTERACTIVE SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                        (in thousands)

                                                                   Year Ended December 31,
                                                                -------------------------------
                                                                  2000       1999       1998
                                                                ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss).......................................... $ (26,747) $ (37,788) $   4,525
   Adjustments to reconcile net income
       (loss) to net cash provided (used)
        by operating activities:
        Depreciation and amortization.........................     6,806      8,282      8,446
        Increase/(decrease) in allowance for
          doubtful accounts...................................    (3,026)     3,176          2
        Deferred tax provision................................     --        12,501      1,131
        Impairment of capitalized
          software and goodwill...............................     4,799     10,427      --
   Changes in operating assets and liabilities:
        Accounts receivable...................................    10,876      9,101     (7,351)
        Prepaids and other assets.............................     1,617       (124)      (346)
        Accounts payable......................................    (2,524)    (1,232)      (523)
        Accrued liabilities...................................    (1,080)      (134)       336
        Deferred revenue......................................    (3,608)     2,446       (327)
        Proceeds from divestitures..............................     946      --         --
        Disposals of fixed assets in divested activities........   1,122      --         --
        Other.................................................       493        103         32
                                                                ---------  ---------  ---------
            Net cash provided (used) by operating activities..   (10,326)     6,758      5,925
                                                                ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from employee stock purchase plan
         issuances and stock options exercised................     1,937      1,107      2,787
       Treasury stock acquired................................     --        (1,052)    (2,417)
       Capital lease payments.................................       (21)      (295)       (74)
       Repayment of borrowings................................     --         --        (1,422)
                                                                ---------  ---------  ---------

            Net cash provided (used) by financing activities..     1,916       (240)    (1,126)
                                                                ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of short-term  and long-term investments.....    (3,635)   (14,771)    (4,449)
       Maturities of short-term investments...................       500      7,375     10,950
       Sales of short-term investments........................    10,611      1,507      6,506
       Purchases of property..................................      (614)    (2,031)    (2,533)
       Additions to capitalized software......................    (3,441)    (5,052)    (7,391)
       Other..................................................        21         85         28
                                                                ---------  ---------  ---------

            Net cash provided (used) by investing activities..     3,442    (12,887)     3,111
                                                                ---------  ---------  ---------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS........................................    (4,968)    (6,369)     7,910
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD...............     9,187     15,556      7,646
                                                                ---------  ---------  ---------
CASH AND CASH EQUIVALENTS - END OF PERIOD..................... $   4,219  $   9,187  $  15,556
                                                                =========  =========  =========

Supplemental Disclosure:
   Cash paid for income taxes................................. $     305  $   1,334  $     299
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

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (Amounts in thousands, except per share data)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     DESCRIPTION OF THE COMPANY. Walker Interactive
Systems, Inc. (hereinafter "Walker" or the "Company") was incorporated in California in
1973 and reincorporated in Delaware in March 1992. Walker designs, develops, markets and supports, on a worldwide basis, a family of enterprise financial, operational and analytical software products that enable large and medium-sized organizations, higher education institutions, and federal, state and government agencies to optimize their business processes, reduce business costs, and improve management information needed to run their business. The Company derives its revenues primarily from software licensing, software maintenance and professional consulting services. The Company's e-business solutions and Horizon series of analytic applications are licensed to large and mid-size companies and similarly sized governmental organizations worldwide.

During 1999, Walker changed its strategic direction to emphasize the e-business solutions and Horizon product lines, concentrating on refocusing the Company as a provider of e-business solutions. In 1999 and during 2000, the Board of Directors approved restructuring plans designed to reduce costs and strengthen the Company's position to successfully execute its e-business strategy. In refocusing its resources and efforts on e-business solutions for the enterprise, the Company incurred impairment and restructuring charges and divested its IMMPOWER and Aptos product lines (see Note 3:
Impairment and Restructuring Charges and Note 4: Divestitures).

     In the second quarter of 2000, the Company formed a wholly owned subsidiary,
RareVision, Inc., to further the development and market testing of a business-to-
business internet model for a web-based, knowledge management analytical application for smaller businesses.

     PRINCIPLES OF CONSOLIDATION. The consolidated financial
statements include the accounts of Walker Interactive Systems, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

     USE OF ESTIMATES. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

     Significant estimates used in the consolidated financial
statements include, among others, the estimates of (i) collectability of accounts receivable, (ii) anticipated future gross revenues from the products for which development costs have been capitalized, (iii) expense accruals associated with office consolidations and sales and use taxes, (iv) provisions for estimated losses on contracts, and (v) realization of deferred tax assets. The amounts that the Company will ultimately incur or recover could differ materially from the Company's current estimates. The underlying estimates and facts supporting these estimates could change in
2001 and thereafter.

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
Software license revenue from contracts requiring the Company to perform significant customization services are recognized on the percentage-of-completion method. Provisions for estimated losses on contracts are made in the period in which the anticipated losses become known. Actual costs and gross margins on such contracts could differ from management's estimates, and such differences could be material to the financial statements. Maintenance revenue is recognized ratably over the maintenance period, generally one year. Revenue from consulting and other services is recognized as the related services are provided.

     CONCENTRATION OF CREDIT RISK. The Company's investment
portfolio is diversified and consists of short- and long-term investment grade securities. The Company's accounts receivable are derived from sales to customers located in the United States, Canada, and Europe/Middle East/Africa. The Company
performs ongoing credit evaluations of its customers' financial condition and maintains reserves for potential losses.

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

     CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES. The Company
operates in the software industry, and accordingly, can be affected by a variety of factors. For example, management believes that the Company's inability to appropriately manage any of the following areas could have a significant negative effect on the
Company's future financial position, results of operations and cash flows: focusing the
Company's strategy around the e- business market; market acceptance of the Company's products developed and under development for the B2B e-business market; fundamental changes in the technology underlying software products; development and management of strategic alliances; and the hiring and retention of key employees.

     RECENTLY ISSUED ACCOUNTING STANDARDS. In June 1998 and June
1999, the Financial Accounting Standards Board issued Statement of Financial Standards
("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," and
SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral
of the Effective Date of FASB Statement No. 133". These statements define derivatives, require that all derivatives be carried at fair value and provide for hedge accounting when certain conditions are met. SFAS No. 133, as amended, is effective for the Company for its year ending December 31, 2001. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The
Company has evaluated the requirements of SFAS No. 133 and has concluded that adoption of this statement, effective January 1, 2001, will have no material impact on the
Company's financial position or results of operations.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff
Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101).
This summarizes certain areas of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The effective date for implementation is no later than the fourth quarter of fiscal years beginning after
December 31, 1999. The Company implemented SAB 101 in the fourth quarter of fiscal 2000.
This did not have a material adverse effect on the Company's results of operations for fiscal 2000.

     STOCK-BASED COMPENSATION. The Company accounts for stock-
based awards to employees using the intrinsic value method in accordance with APB No.
25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized for its fixed cost stock option plans or its associated stock purchase plan. The Company provides additional pro forma disclosures as required under Statement of Financial Accounting Standards No.123, "Accounting for Stock Based Compensation"
("SFAS 123").

     RECLASSIFICATIONS. Certain reclassifications have been made to prior years' amounts in order to conform to the 2000 consolidated financial statement presentation.

2. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income(loss) are as follows:

                                                  Year Ended December 31,
                                             ----------- ----------- ----------
                                                2000        1999        1998
                                             ----------  ----------  ----------

Net income (loss).......................... $  (26,747) $  (37,788) $    4,525
     Currency translation adjustment.......        398        (116)        (21)
     Unrealized gain/(loss) on investments.         70         (83)         13
                                             ----------  ----------  ----------
Total comprehensive income (loss).......... $  (26,279) $  (37,987) $    4,517
                                             ==========  ==========  ==========

3. IMPAIRMENT AND RESTRUCTURING CHARGES

During the quarter ended September 30, 2000, the Board of Directors approved a strategic restructuring plan designed to reduce costs and strengthen the Company's position to successfully execute its e-business strategy. The Company recorded a pretax restructuring charge totaling $1,905 comprised mainly of severance costs related to the involuntary termination of employees in the Company's US and UK operations, and costs arising from the consolidation of facilities in San Francisco and Aylesbury (UK). The majority of these severance costs were paid during fiscal 2000. The remaining severance costs of $223 are payable during fiscal 2001 and are included in accrued liabilities at
December 31, 2000.

The Company periodically evaluates capitalized software carrying amounts against related estimated future undiscounted cashflows.  During the third quarter of 2000, this evaluation indicated that the estimated future undiscounted cashflows were not sufficient to recover the carrying values of certain assets and resulted in an impairment charge of $4,799, primarily related to the legacy Tamaris product.

During 1999, the Board of Directors approved plans to realign Walker's focus on its core financial and analytic applications. Associated with this change in strategy, the
Board of Directors approved steps to restructure its operations to increase operating efficiencies, and to focus on Web-enabled functionality. During 1999, the Company recorded restructuring and impairment charges of $14,945 comprised of $4,518 for employee reductions and facilities consolidation and $10,427 for the impairment of goodwill and capitalized software, primarily related to its IMMPOWER and Aptos product lines.

    Approximately $600 in respect of facilities related restructuring charges were paid during fiscal 2000. The remaining obligation of $1,469 is included in short-term and long-term accrued liabilities and in future minimum lease payments payable under non-cancelable operating leases at December 31, 2000, (See Note 7 and Note 10 to the
Consolidated Financial Statements). Disbursements for these obligations during 2001 are expected to be approximately $200.

4. DIVESTITURES

In April 2000, the Company announced that it had sold the stock of Revere
Inc. to Gores Technology Group ("GTG").  Revere Inc.'s main product comprised the IMMPOWER Asset Management Application. The terms of the purchase agreement provided that GTG would pay $500 to the Company at closing with a final settlement based upon the
December 31, 2000 determination of Revere's net assets, as defined in the agreement.
The final settlement, when determined, may result in the Company receiving payments from or making payments to GTG. However, the amount of such payments, if any, is not currently determinable. No gain or loss has been recorded in the financial statements.
The Company is still negotiating the final settlement and anticipates resolution in
2001.

In October 2000, the Company sold the net assets of its Aptos product line to B-Plan
Information Systems Limited ("B-Plan"). The Aptos product line is an integrated suite of client/server financial applications for medium sized companies and was marketed primarily in Western Europe. The purchase agreement provides that the total consideration of approximately $2,300 is evidenced by a non-interest bearing note denominated in British pounds sterling, is secured by a secondary interest in the Aptos software and certain shareholdings of a B-Plan executive. The note provides for the right of offset in certain circumstances, as defined in the agreement, and by its terms is payable as follows: $425-December 31, 2000; $425-March 31, 2001; $575-June 30 and
December 31, 2001; and $300 on June 30, 2002. No gain or loss has been recorded in the financial statements and the Company will recognize income as proceeds are received.

Revenues associated with the IMMPOWER and Aptos product lines were $3,729, $13,627, and $15,674 in 2000, 1999, and 1998 respectively.

5. CASH AND CASH EQUIVALENTS AND SHORT- AND LONG-TERM INVESTMENTS

     All liquid investments with original maturities of
three months or less are considered cash and cash equivalents. Cash equivalents are stated at cost, which approximates fair value. The Company classifies investments that mature in less than one year as short-term investments, and  investments which have contractual maturities of more than one year as long-term investments. The Company's short- and long-term investments are classified as available-for-sale and reported at fair value. Net unrealized gains and losses are excluded from earnings and reported net of income taxes as accumulated other comprehensive income in stockholders' equity.
Realized gains and losses are computed based on the amortized cost of each security.
There were no material gross realized gains or losses from the sale of investments during the three year period ended December 31, 2000.

Short- and long-term investments available-for-sale are summarized as follows:

                                                     Gross        Gross
                                       Amortized   Unrealized  Unrealized     Fair
         December 31, 2000               Costs       Gains       Losses      Value
------------------------------------  -----------  ----------  -----------  --------

Short-term investments.............. $     5,398  $        3  $        (1) $  5,400
                                      ===========  ==========  ===========  ========

                                                     Gross        Gross
                                       Amortized   Unrealized  Unrealized     Fair
         December 31, 1999               Costs       Gains       Losses      Value
------------------------------------  -----------  ----------  -----------  --------

Short-term investments.............. $     6,657  $    --     $       (15) $  6,642
Long-term investments...............       6,235       --              50     6,185
                                      -----------  ----------  -----------  --------
    Total........................... $    12,892  $    --     $        35  $ 12,827
                                      ===========  ==========  ===========  ========

6. PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2000 and 1999 includes the following:

                                              December 31,
                                      ------------ ----------
                                         2000         1999
                                      -----------  ----------

Equipment........................... $    17,462  $   21,169
Furniture and fixtures..............       2,314       2,534
Leasehold improvements..............       1,306       1,668
Property under capital leases:
    Equipment.......................       2,233       2,182
    Furniture.......................       1,780       1,760
                                      -----------  ----------
                                          25,095      29,313
Less:
    Accumulated depreciation........     (22,974)    (25,144)
                                      -----------  ----------
Property and equipment, net......... $     2,121  $    4,169
                                      ===========  ==========

Depreciation expense totaled $2,051, $2,615 and $2,552 for 2000, 1999 and 1998, respectively. Additions to equipment under capital leases totaled $239 in 2000.

7. LIABILITIES

Accrued liabilities are comprised of the following:

                                                 December 31,
                                             ----------- ----------
                                                2000        1999
                                             ----------  ----------

Salaries, commissions, and other
     compensation.......................... $    2,651  $    3,964
Federal, state, foreign and other taxes....      1,841       2,297
Accrued facilities expenses................      1,949         845
Royalties..................................        742         781
Current portion of capital leases..........        221         156
Other accrued expenses.....................      4,210       4,745
                                             ----------  ----------
                                            $   11,614  $   12,788
                                             ==========  ==========

Other long-term obligations are comprised of the following:

                                                    December 31,
                                             ----------- ----------
                                                2000        1999
                                             ----------  ----------

Accrued facilities expenses................ $    1,309  $    1,533
Long term portion of capital leases........        153         146
Income taxes...............................        443         443
Other......................................      1,382         853
                                             ----------  ----------
                                            $    3,287  $    2,975
                                             ==========  ==========

     Deferred revenue (current) includes deferred software
maintenance of $12,564 and $15,428 at December 31, 2000 and 1999, respectively.

8. INCOME TAXES

The Company's deferred tax balances at December 31, 2000 and 1999 are as follows:

                                                      December 31,
                                                  ----------------------
                                                     2000        1999
                                                  ----------  ----------

Deferred Tax Assets:

Deferred revenue recognized for tax............. $      281  $      302
Excess book depreciation over tax depreciation..        326         594
Accrued liabilities and reserves................      2,122       3,119
Software development costs capitalized for tax....    3,296       --
Research and development credits................      3,390       2,972
Alternative minimum tax credit carryforwards....        486         491
Net operating loss carryforwards................     10,944       9,538
Foreign tax credits carryforwards...............      2,399       3,413
Foreign losses..................................      4,420       2,837
Other...........................................        606         464
                                                  ----------  ----------
                                                     28,270      23,730
                                                  ----------  ----------
Deferred Tax Liabilities:

Capitalized software development costs
  expensed for tax purposes.....................      --         (1,834)
                                                  ----------  ----------
                                                      --         (1,834)
                                                  ----------  ----------

Valuation allowance.............................    (28,270)    (21,896)
                                                  ----------  ----------
Deferred Tax Assets - net....................... $    --     $    --
                                                  ==========  ==========

     At December 31, 2000, the Company's valuation allowance was
$28,270, comprised of all deferred tax assets. As of December 31, 2000, the Company's deferred tax assets included approximately $19,160 of items which will expire with the passage of time. Realization of these assets is dependent on generating sufficient taxable income prior to the expiration of such benefits.

     At December 31, 2000, the Company has federal net operating loss carryforwards of approximately $30,532 which expire in varying amounts from 2008 through 2020, federal research tax credits of $1,319 which expire in varying amounts from 2001 through 2020, California state research tax credits of $3,179, alternative minimum tax credits of $486 which have no expiration date and foreign tax credits of
$2,399 which expire in varying amounts from 2001 through 2005. In the event of a future change in corporate ownership, the use of certain carryforwards may be limited or prohibited.

Income tax expense (benefit) consists of:

2000:                      Current      Deferred       Total
                         -----------  ------------  ------------

Federal................ $    --      $     --      $     --
State..................          52        --                52
Foreign................         130        --               130
                         -----------  ------------  ------------
Total.................. $       182  $     --      $        182
                         ===========  ============  ============

1999:                      Current      Deferred       Total
                         -----------  ------------  ------------

Federal................ $        61  $      8,654  $      8,715
State..................         140         2,466         2,606
Foreign................         199         1,381         1,580
                         -----------  ------------  ------------
Total.................. $       400  $     12,501  $     12,901
                         ===========  ============  ============

1998:                      Current      Deferred       Total
                         -----------  ------------  ------------
Federal................ $       (92) $      1,048  $        956
State..................         137           274           411
Foreign................       1,565          (191)        1,374
                         -----------  ------------  ------------
Total.................. $     1,610  $      1,131  $      2,741
                         ===========  ============  ============

 The effective income tax rate differs from the amount computed by applying the federal statutory income tax rate as follows:

Year ended December 31,                            2000%      1999%      1998%
------------------------------------------------ -------- ------- -------- ------- -------- -------

Provision (benefit) at statutory rate - Federal. ($8,964)    -34% ($8,666)    -35%  $2,471      34%
State income and capital taxes..................  (1,474)     -5%  (1,210)     -5%     358       5%
Provision at statutory rates of controlled
 foreign subsidiaries...........................     247       1%     259       1%     (35)     -1%
Goodwill........................................      --            1,173       5%     232       3%
Federal research and development credit, net of
 expired credits................................    (150)     -1%    (174)     -1%    (164)     -2%
Decrease in tax credits resulting from the
 true-up of assessments and changes in tax
 accounting methods.............................      --       --   1,687       7%     859      12%
Valuation allowance.............................   6,374      24%  19,052      77%      --     --
Decrease/(Increase) in net operating losses
 resulting from the true-up of assessments and .
 sale of subsidiary..............................  2,819      11%      --     --      (828)    -11%
Decrease in tax credits resulting from the
 true up of assessments and sale of subsidiary..   1,658       6%      --     --        --     --
Other, net......................................    (328)     -1%     780       3%    (152)     -2%
                                                 -------- ------- -------- ------- -------- -------
Total income tax expense........................    $182       1% $12,901      52%  $2,741      38%
                                                 ======== ======= ======== ======= ======== =======

9. STOCK OPTION AND OTHER EMPLOYEE BENEFIT PLANS

401(k) Plan

     The Company has a 401(k) tax-deferred savings plan covering all of its eligible, domestic employees. For eligible international employees, the
Company contributes to the employees' personal pension plans. Company matching contributions, which are not required by either the domestic or international plans, totaled $995, $1,482 and $1,480 in 2000, 1999 and 1998, respectively.

Stock Option Plans

     Under the Company's statutory employee stock
option plans that currently have shares available for grant, 5,950 shares of common stock have been reserved for grant to employees, consultants and directors. For incentive stock options, the exercise price of each option granted is 100% of fair market value on the date of the grant. Non-statutory options may be granted at prices not less than 85% of fair market value at the date of grant. To date, all options have been granted at fair market value at the date of grant. Options granted under the plans prior to September 30, 2000 generally vest over a period of four years and expire ten years from the date of grant.

    On September 30, 2000, 817 non-statutory options were granted to employees. These options vest over a period of up to two years and expire ten years from the date of grant.

       At December 31, 2000, 844 shares of common stock were available for future option grants.

A summary of the Company's stock option activity follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                        2000             1999             1998
                                                 ---------------- ---------------- ----------------
                                                          WEIGHTED         WEIGHTED         WEIGHTED
                                                          AVERAGE          AVERAGE          AVERAGE
                                                          EXERCISE         EXERCISE         EXERCISE
                                                 OPTIONS   PRICE  OPTIONS   PRICE  OPTIONS   PRICE
                                                 -------- ------- -------- ------- -------- -------

Outstanding-beginning of period.................   4,592   $5.71    3,827   $8.22    2,902   $9.78
Granted.........................................   1,772    4.35    2,486    3.08    2,716    9.63
Exercised.......................................    (298)   4.66      (73)   5.04     (210)   7.29
Canceled or expired.............................  (1,314)   5.53   (1,648)   7.22   (1,581)  13.65
                                                 -------- ------- -------- ------- -------- -------
Outstanding-end of period.......................   4,752   $5.30    4,592   $5.71    3,827   $8.22
                                                 ======== ======= ======== ======= ======== =======
  Exercisable-end of period.....................   2,151            1,982            1,250
                                                 ========         ========         ========

The following table summarizes information about stock options outstanding at
December 31, 2000:

                             Options Outstanding            Options Exercisable
                    ------------------------------------ -------------------------
                                  Weighted
                    Outstanding    Average    Weighted    Exercisable   Weighted
     Range of            at       Remaining    Average        at         Average
     Exercise       December 31, Contractual  Exercise   December 31,   Exercise
       Price            2000        Life        Price        2000         Price
------------------- ------------ ----------- ----------- ------------- -----------

$0.35 to $3.19.....       1,596         9.1       $2.87           410       $2.67
3.31 to 4.93.......       1,065         8.9        3.36           275        3.32
5.38 to 7.00.......       1,175         5.4        6.09           946        5.90
7.12 to 12.88......         643         7.1        9.30           286        9.62
13.12 to 16.00.....         273         6.3       14.34           234       14.08
                    ------------ ----------- ----------- ------------- -----------
                          4,752         7.7       $5.30         2,151       $6.34
                    ============ =========== =========== ============= ===========

Stock Purchase Plan

     The Company has an Employee Stock Purchase Plan, which
provides for the sale of up to 1,500 shares to eligible employees by means of payroll deductions. Employees may designate up to 10% of their earnings, as defined, to purchase shares at prices not less than 85% of fair market value. From inception through December
31, 2000, 1,298 shares had been purchased at prices ranging from $2.23 to $11.53 per share.

The fair value of the employees' purchase rights was estimated using the Black-
Scholes option pricing model with the following assumptions:

                                                      Year Ended December 31,
                                             ----------- ----------- ----------
                                                2000        1999        1998
                                             ----------  ----------  ----------

Dividend yield.............................        0.0%        0.0%        0.0%
Volatility.................................      309.9%      108.0%       65.3%
Risk free interest rate....................        5.6%        6.1%        4.5%
Expected term, in years....................        0.5         0.5         0.5

     The weighted average fair value per share for shares
purchased through the Company's Employee Stock Purchase Plan during 2000, 1999 and 1998 was $4.26, $5.55 and $4.70, respectively.

Additional Stock Plan Information and Pro forma Results

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
The Company's calculations were made using the minimum value method with the following weighted average assumptions for the three years ended December 31, 2000, 1999 and 1998;

                                                     Year Ended December 31,
                                             ----------- ----------- ----------
                                                2000        1999        1998
                                             ----------  ----------  ----------

Dividend yield.............................        0.0%        0.0%        0.0%
Volatility.................................      309.9%      108.0%       65.3%
Risk free interest rate....................        5.6%        6.1%        4.6%
Expected term, in years....................        6.0         4.3         4.4

     The weighted average fair value per share at date of grant for options granted during 2000, 1999 and 1998 was $5.30, $5.70 and $5.25, respectively.

     The Company's calculations are based on a multiple option valuation approach  and forfeitures are recognized as they occur. If the computed fair values of the stock-based awards had been amortized over the vesting period of the awards, pro forma net income (loss) applicable to common stockholders would have been approximately as follows:

                                                     Year Ended December 31,
                                             ----------- ----------- ----------
                                                2000        1999        1998
                                             ----------  ----------  ----------

Net income (loss):
    As reported............................ $  (26,747) $  (37,788) $    4,525
    Pro forma.............................. $  (28,265) $  (40,160) $      785
Diluted net income (loss) per share:
    As reported............................ $    (1.84) $    (2.67) $     0.31
    Pro forma.............................. $    (1.94) $    (2.84) $     0.05

10. COMMITMENTS AND CONTINGENCIES

     The Company has operating leases for office space
with varying expiration dates through 2016, and for computer equipment with varying expiration dates through 2003. The leases generally provide for minimum annual rentals and payment of taxes, insurance and maintenance costs. Rental expense for operating leases was $4,152, $4,021 and $5,340 in 2000, 1999 and 1998, respectively.

     At December 31, 2000, the Company had office space that is not utilized in its operations and is considered excess capacity. The difference between the Company's total lease commitments for its excess capacity and the total expected sublease income is $3,258 and is included in short- and long-term accrued liabilities
(see Note 7).

Future minimum lease payments under non-cancelable operating leases, including operating leases for excess capacity, are as follows:

2001....................................... $    3,046
2002.......................................      2,695
2003.......................................      2,500
2004.......................................      2,240
2005.........................................    2,359
Thereafter.................................      9,474
                                             ----------
          Total minimum payments........... $   22,314
                                             ==========

The Company's $6,000 line of credit, secured by marketable securities, expires March
31, 2001. In March 2001, the Company obtained a new credit facility with a different financial institution. Under the terms of the new credit facility, which is renewable annually, the Company may borrow upto $6,000, dependent upon the amount of eligible domestic accounts receivable, as defined in the agreement. Borrowings under the new credit facility are secured by accounts receivable and certain other assets and bear interest at 3½% above the lending institution's prime rate. The Company had no borrowings during 2000 or 1999.

    The Company is not party to any legal proceedings other than ordinary routine litigation incidental to the Company's business. The Company believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated financial statements taken as a whole.

11. GEOGRAPHIC OPERATIONS

     The Company's products and services are considered
a single reportable segment. The Company primarily operates in three geographic areas,
North America, Europe/Middle East/Africa and Asia Pacific. Corporate assets consist of cash and cash equivalents, short- and long-term investments, capitalized software and deferred tax assets. During the three years ended December 31, 2000, no customer represented in excess of 10% of total revenues.

Geographical area data are as follows:

                                   YEAR ENDED DECEMBER 31,
                         ---------------------------------------
                            2000          1999          1998
                         -----------  ------------  ------------
       Revenues:
-----------------------
North America.......... $    36,909  $     64,756  $     71,654
Europe, Middle East and      12,909        21,048        26,357
Asia Pacific...........       1,604         2,174         3,402
                         -----------  ------------  ------------
Total revenues......... $    51,422  $     87,978  $    101,413
                         ===========  ============  ============

                                   YEAR ENDED DECEMBER 31,
                         ---------------------------------------
                            2000          1999          1998
                         -----------  ------------  ------------
 Identifiable assets:
-----------------------
North America.......... $     9,696  $     12,977  $     23,156
Europe, Middle East and       3,475        11,523        12,477
Asia Pacific...........         229           783         2,604
Corporate..............      14,160        32,667        56,860
                         -----------  ------------  ------------
Total assets........... $    27,560  $     57,950  $     95,097
                         ===========  ============  ============

12. TREASURY STOCK ACQUISITIONS

     In 1995, the Board of Directors authorized the
Company to spend up to $17,500 for the repurchase of the Company's outstanding common stock. As of December 31, 2000, the Company had acquired 1,060 shares of its common stock at a cost of $11,100. As of December 31, 2000 the Company had reissued 1,060 repurchased shares in connection with the Company's employee stock purchase plan, one of its employee stock option plans, and the purchase acquisition of Revere, Inc.

13. EARNINGS PER SHARE

     The Company calculates basic earnings per share
("EPS") and diluted EPS in accordance with Statement of Financial Accounting Standards
("SFAS") No. 128, "Earnings per Share". Basic EPS is computed by dividing net income
(loss) by the weighted average number of common shares outstanding for that period.
Diluted EPS takes into account the effect of dilutive instruments, such as stock options, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding. Diluted EPS for 2000 and 1999 excludes any effect of such instruments because their inclusion would be antidilutive.

The following is a summary of the calculation of the number of shares used in calculating basic and diluted EPS:

                                                  Year Ended December 31,
                                             ----------- ----------- ----------
                                                2000        1999        1998
                                             ----------  ----------  ----------

Shares used to compute basic EPS...........     14,535      14,154      14,012
Add:  effect of dilutive securities........      --          --            676
                                             ----------  ----------  ----------
Shares used to compute diluted EPS.........     14,535      14,154      14,688
                                             ==========  ==========  ==========

14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for the periods indicated are as follows:

                                                   Quarters ended
                                      March 31,    June 30,    Sept. 30,    Dec. 31,
                                      -----------  ----------  -----------  --------
2000 (1)
Revenues.............................$    14,450  $   14,215  $    12,669  $ 10,087
Loss from operations..................    (5,656)     (3,945)     (14,311)   (3,461)
Loss before provision for income taxes    (5,359)     (3,764)     (14,117)   (3,325)
Net loss..............................    (5,407)     (3,814)     (14,167)   (3,359)
Basic net loss per share .............     (0.38)      (0.26)       (0.97)    (0.23)
Diluted net loss per share ...........     (0.38)      (0.26)       (0.97)    (0.23)

1999 (2)
Revenues.............................$    23,907  $   25,344  $    20,688  $ 18,039
Loss from operations..................    (1,913)    (12,968)      (3,205)   (7,819)
Loss before provision for income taxes    (1,674)    (12,734)      (2,932)   (7,547)
Net loss..............................    (1,038)    (25,871)      (3,132)   (7,747)
Basic net loss per share .............     (0.07)      (1.85)       (0.22)    (0.54)
Diluted net loss per share ...........     (0.07)      (1.85)       (0.22)    (0.54)

  During the quarter ended September 30, 2000, the Company recorded a pretax charge of
$6,704 comprising $1,905 in connection with the change in strategic direction of the
Company and the related cost restructuring, and an impairment charge of $4,799 related to capitalized research and development costs.

  During the quarter ended June 30, 1999, the Company recorded a pretax charge of
$12,137 comprising $3,134 in connection with the change in strategic direction of the
Company and the related cost restructuring, $5,788 in respect of capitalized research and development costs that had no future value, and $3,215 in respect of goodwill impairment.

During the quarter ended September 30, 1999, the Company recorded a pretax charge of
$559 in connection with the change in strategic direction of the Company and the related cost restructuring.

During the quarter ended December 31, 1999, the Company recorded a pretax charge of
$2,249 comprising $825 in connection with the change in strategic direction of the
Company and the related cost restructuring, and an impairment charge of $1,424 related to capitalized research and development costs that had no future value.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this Item is
incorporated herein by reference to the Company's Proxy Statement in connection with its
2001 Annual Meeting of Stockholders under the captions "Proposal 1 - Election of
Directors," "Additional Information - Management" and "Additional Information - Section
16(a) Beneficial Ownership Reporting Compliance."

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this Item is
incorporated herein by reference to the Company's Proxy Statement in connection with its
2001 Annual Meeting of Stockholders under the caption "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item is
incorporated herein by reference to the Company's Proxy Statement in connection with its
2001 Annual Meeting of Stockholders under the caption "Security Ownership of Certain
Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is
incorporated herein by reference to the Company's Proxy Statement in connection with its
2001 Annual Meeting of Stockholders under the caption "Certain Transactions."

PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Documents filed as part of this report.

1.  Consolidated Financial Statements

2. Consolidated Financial Statement Schedule

    Schedule II - Valuation and Qualifying Accounts

 60

All other financial statement schedules not listed above are omitted as the required information is not applicable or the information is presented in the consolidated financial statements or related notes.

3. Exhibits

The following exhibits are filed herewith or incorporated by reference:

                       WALKER INTERACTIVE SYSTEMS, INC.

                                 EXHIBIT INDEX

 Exhibit Number

  Exhibit Title

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

            10.25 *

 Consulting Services Agreement with Yeun H. Lee and the Registrant.

            10.26 *

 Separation Agreement with Mike Shahbazian and the Registrant

            10.27 *

 Executive Employment Agreement entered into between the Registrant and
 Stanley V. Vogler. (16)

            10.28

 Shareholder Rights Agreement dated June 1, 2000. (17)

            10.29

 Aptos Sale  Agreement dated October 13,  2000.

            21.1

 Subsidiaries.

            23.1

 Independent Auditors' Consent.

            24.1

 Power of Attorney.  Reference is made to the signature page.

----------------

----------------

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
September 30, 1999.

(16) Incorporated by reference to the corresponding exhibit to the
Quarterly Report on Form 10-Q for the quarter ending
March 31, 2000.

(17) Incorporated by reference to the corresponding exhibit to the
Quarterly Report on Form 10-Q for the quarter ending
June 30, 2000.

(18) Incorporated by reference to the corresponding exhibit to the
Annual Report on Form 10-K for the year ending
December 31, 1999.

* Indicates a management contract or compensatory plan.

    (b) Reports on Form 8-K

    During the quarter ended December 31, 2000, the
Company did not file any reports on Form     8-K.

                       WALKER INTERACTIVE SYSTEMS, INC.

                                   FORM 10-K

                                   SIGNATURES

         Pursuant to the requirements of Section
13 or 15(d) of the Securities Exchange Act of 1934, the Registrant,
Walker Interactive Systems, Inc., a Delaware corporation, has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Francisco, State of
California, on March 27, 2001.

                                  WALKER INTERACTIVE SYSTEMS, INC.

                                  (Registrant)

By:

  /s/ FRANK RICHARDSON

                                                        Frank Richardson

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

Signature

Title

Date

/s/     DAVID C. WETMORE

David C. Wetmore

Chairman of the Board of Directors

March 27, 2001

/s/     FRANK RICHARDSON

Frank Richardson

 Chief Executive Officer, Director

March 27, 2001

/s/    STANLEY V. VOGLER

Stanley V. Vogler

 Chief Financial Officer
 (Principal Financial and Accounting Officer)

March 27, 2001

/s/     RICHARD C. ALBERDING

Richard C. Alberding

 Director

March 27, 2001

/s/     TANIA AMOCHAEV

Tania Amochaev

 Director

March 27, 2001

/s/     WILLIAM A. HASLER

William A. Hasler

 Director

March 27, 2001

                                                                         SCHEDULE II

                        WALKER INTERACTIVE SYSTEMS, INC.

                                   FORM 10-K

                           VALUATION AND QUALIFYING ACCOUNTS

                                 (in thousands)

                                  Balance   Additions                      Balance
                                    at     Charged to   Amounts              at
                                 Beginning  Costs and   Written            End of
Allowance for Doubtful Accounts: of Period  Expenses      Off     Other (1 Period
-------------------------------- --------- ----------- ---------- ------- ---------
Year Ended December 31, 2000....   $4,554         603      1,517   2,112    $1,528
Year Ended December 31, 1999....   $1,378       3,605        429      --    $4,554
Year Ended December 31, 1998....   $1,376         506        504      --    $1,378

(1) Relates to the divestiture of the IMMPOWER product line in April 2000 and the Aptos produ

                       WALKER INTERACTIVE SYSTEMS, INC.

                                 EXHIBIT INDEX

 Exhibit Number

  Exhibit Title

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

            10.25 *

 Consulting Services Agreement with Yeun H. Lee and the Registrant.

            10.26 *

 Separation Agreement with Mike Shahbazian and the Registrant

            10.27 *

 Executive Employment Agreement entered into between the Registrant and
 Stanley V. Vogler. (16)

            10.28

 Shareholder Rights Agreement dated June 1, 2000. (17)

            10.29

 Aptos Sale  Agreement dated October 13,  2000.

            21.1

 Subsidiaries.

            23.1

 Independent Auditors' Consent.

            24.1

 Power of Attorney.  Reference is made to the signature page.

________________

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
September 30, 1999.

(16) Incorporated by reference to the corresponding exhibit to the
Quarterly Report on Form 10-Q for the quarter ending
March 31, 2000.

(17) Incorporated by reference to the corresponding exhibit to the
Quarterly Report on Form 10-Q for the quarter ending
June 30, 2000.

(18) Incorporated by reference to the corresponding exhibit to the
Annual Report on Form 10-K for the year ending
December 31, 1999.

* Indicates a management contract or compensatory plan.