Form 10-Q
period 2001-03-31
WALKER INTERACTIVE SYSTEMS INC
filed 2001-05-11
CIK 883983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    YES [X]    NO [  ]

There were 14,848,563 Shares of $.001 Par Value Common Stock outstanding as of May 8, 2001.

WALKER INTERACTIVE SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2001
TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements See notes to consolidated financial statements

WALKER INTERACTIVE SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                           March 31,   December 31,
                                                             2001         2000
                                                        ------------  ------------
                                                         (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents...........................      $5,170        $4,219
   Short-term investments..............................       3,411         5,400
   Accounts receivable, net of allowance for doubtful
     accounts of $1,000 - March 31, 2001 and $1,528 -
     December 31, 2000.................................      10,512         8,816
   Prepaid expenses....................................       1,189           854
   Other receivables...................................         331           370
                                                        ------------  ------------
       Total current assets............................      20,613        19,659
Property and equipment, net                                   1,941         2,121
Capitalized software, net of accumulated amortization
  of $48,647 - March 31, 2001 and $56,932 -
  December 31, 2000....................................       4,095         4,541
Long-term accounts receivable..........................       1,081         1,144
Other assets...........................................          94            95
                                                        ------------  ------------
Total assets...........................................     $27,824       $27,560
                                                        ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable....................................      $2,373        $2,625
   Accrued liabilities.................................      11,142        11,614
   Deferred revenue....................................      13,717        12,706
                                                        ------------  ------------
       Total current liabilities.......................      27,232        26,945
Deferred revenue.......................................       2,268         2,551
Other long-term obligations............................       3,081         3,287
                                                        ------------  ------------
       Total liabilities...............................      32,581        32,783
                                                        ------------  ------------

Commitments and contingencies

Stockholders' equity (deficit)
   Common stock, $.001 par value: 50,000 shares
    authorized; issued 14,843 shares - March 31,
    2001; 14,661 shares - December 31, 2000............          15            15
   Additional paid-in capital..........................      76,672        76,458
   Accumulated other comprehensive income..............         625           501
   Accumulated deficit.................................     (82,069)      (82,197)
                                                        ------------  ------------
       Total stockholders' equity(deficit).............      (4,757)       (5,223)
                                                        ------------  ------------
Total liabilities and stockholders' equity (deficit)...     $27,824       $27,560
                                                        ============  ============

See notes to consolidated financial statements

WALKER INTERACTIVE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

                                        Three Months Ended
                                          March 31,
                                      ---------------------
                                         2001       2000
                                      ---------- ----------
REVENUES:
  License............................    $3,823       $826
  Maintenance........................     5,754      7,612
  Consulting.........................     3,057      6,012
                                      ---------- ----------
     Total revenues..................    12,634     14,450

OPERATING EXPENSES:
  Costs of revenues:
     Costs of licenses,
      maintenance and consulting.....     4,051      7,858
     Amortization of
      capitalized software...........       763      1,327
  Sales and marketing................     3,174      4,573
  Product development................     2,589      3,023
  General and administrative.........     2,028      3,325
                                      ---------- ----------
     Total operating expenses........    12,605     20,106
                                      ---------- ----------
Operating income (loss)..............        29     (5,656)
     Interest income, net............       131        297
                                      ---------- ----------
Income (loss) before income taxes....       160     (5,359)
     Provision for income taxes......        25         48
                                      ---------- ----------

NET INCOME (LOSS)....................       135     (5,407)
                                      ========== ==========

BASIC NET INCOME (LOSS) PER SHARE....     $0.01     ($0.38)
                                      ========== ==========
Shares used to compute basic
     net income(loss) per share......    14,843     14,360
                                      ========== ==========

DILUTED NET INCOME (LOSS) PER SHARE..     $0.01     ($0.38)
                                      ========== ==========
Shares used to compute diluted
     net income (loss) per share.....    14,846     14,360

                                      ========== ==========

See notes to consolidated financial statements

WALKER INTERACTIVE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS(UNAUDITED)
(in thousands)

                                                                   Three Months Ended
                                                                     March 31,
                                                             ------------------------
                                                                 2001          2000
                                                             -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income(loss).......................................       $135      ($5,407)
     Adjustments to reconcile net income (loss) to
       net cash used by operating activities:
       Depreciation and amortization........................      1,078        1,898
       Change in allowance for doubtful accounts............       (528)        (864)
     Changes in operating assets and liabilities:
       Accounts receivable..................................     (1,066)       2,276
       Prepaids and other assets............................       (334)         (60)
       Accounts payable & accrued liabilities...............       (898)      (1,938)
       Deferred revenue.....................................        728          491
       Other................................................        120          625
                                                             -----------  -----------
           Net cash used by operations......................       (765)      (2,979)
                                                             -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from employee stock purchase plan
       issuances and stock options exercised................        213          994
     Capital lease payments.................................        (39)          (1)
                                                             -----------  -----------
           Net cash provided by financing activities........        174          993
                                                             -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of short- and long-term investments..........     (1,055)        (499)
     Maturities of short-term investments...................      3,049           --
     Sales of short-term investments........................         --        1,710
     Purchases of property..................................       (135)        (319)
     Additions to capitalized software......................       (317)      (1,106)
     Other..................................................         --           (4)
                                                             -----------  -----------
           Net cash provided (used) by investing activities.      1,542         (218)
                                                             -----------  -----------

NET DECREASE  IN CASH AND CASH EQUIVALENTS..................        951       (2,204)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD.............      4,219        9,187
                                                             -----------  -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD...................     $5,170       $6,983
                                                             ===========  ===========
Supplemental disclosure:
    Cash paid for income taxes..............................        $49          $94

See notes to consolidated financial statements

WALKER INTERACTIVE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except per share data)

  SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for those periods. Results for the interim periods are not necessarily indicative of the results for the entire year. These consolidated financial statements and any notes thereto should be read in conjunction with the audited consolidated financial statements included in the Walker Interactive Systems, Inc. Annual Report on Form 10-K for the year ended December 31, 2000.
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
  COMPREHENSIVE INCOME/(LOSS)

  SFAS No. 130 requires disclosure of total non-stockholder changes in equity, which include unrealized gains and losses on securities classified as available- for-sale under SFAS No. 115, foreign currency translation adjustments accounted for under SFAS No. 52, and minimum pension liability adjustments made pursuant to SFAS No. 87.

  The reconciliation of net income (loss) to comprehensive income (loss) for the three months ended March 31, 2001 and 2000 is as follows:

                                        Three Months Ended
                                          March 31,
                                      -------------------
                                         2001      2000
                                      --------- ---------
Net income(loss).....................     $135   ($5,407)
Other comprehensive income(loss).....      125       (36)
                                      --------- ---------
Total comprehensive income(loss).....     $260   ($5,443)
                                      ========= =========
  DIVESTITURES

  In April 2000, the Company announced that it had sold the stock of Revere Inc. to Gores Technology Group ("GTG"). Revere Inc.'s main product comprised the IMMPOWER Asset Management Application. The terms of the purchase agreement provided that GTG would pay $500 to the Company at closing with a final settlement based upon the December 31, 2000 determination of Revere's net assets, as defined in the agreement. The final settlement, when determined, may result in the Company receiving payments from or making payments to GTG. However, the amount of such payments, if any, is not currently determinable. No gain or loss has been recorded in the financial statements. The Company is still negotiating the final settlement and anticipates resolution later in 2001.

  In October 2000, the Company sold the net assets of its Aptos product line to B-Plan Information Systems Limited ("B-Plan"). The Aptos product line is an integrated suite of client/server financial applications for medium sized companies and was marketed primarily in Western Europe. The purchase agreement provides that the total consideration of approximately $2.3 million is evidenced by a non-interest bearing note denominated in British pounds sterling and is secured by a secondary interest in the Aptos software and certain shareholdings of a B-Plan executive. The note provides for the right of offset under certain circumstances, as defined in the agreement, and by its terms is payable as follows: $425-December 31, 2000; $425-March 31, 2001; $575-June 30 and December 31, 2001; and $300 on June 30, 2002. The installment due on March 31, 2001 was placed in escrow pending resolution of certain customer-related issues between the Company and B-Plan. Through March 31, 2001, no gain or loss has been recorded in the financial statements and the Company will recognize income as proceeds are received.

  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998 and June 1999, the Financial Accounting Standards Board issued Statement of Financial Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". These statements define derivatives, require that all derivatives be carried at fair value and provide for hedge accounting when certain conditions are met. SFAS No. 133, as amended, is effective for the Company for its year ending December 31, 2001. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company evaluated the requirements of SFAS No. 133 and concluded that adoption of this statement, effective January 1, 2001, had no material impact on the Company's financial position or results of operations.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). This summarizes certain areas of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The effective date for implementation is no later than the fourth quarter of fiscal years beginning after December 31, 1999. The Company implemented SAB 101 in the fourth quarter of fiscal 2000. This did not have a material adverse effect on the Company's results of operations for fiscal 2000 or the first quarter of 2001. The Company believes that the implementation of SAB 101 will not have a material adverse effect on the Company's results of operations for the remainder of fiscal 2001.

WALKER INTERACTIVE SYSTEMS, INC.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of results of operations and financial condition of the Company should be read in conjunction with the Company's unaudited financial statements and notes thereto included elsewhere in this Form 10-Q. The report on this Form 10-Q contains forward-looking statements, including statements related to industry trends and demand for mainframe products, cash commitments and working capital requirements. Discussions containing such forward-looking statements may be found in the material set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations," generally and specifically therein under the captions "Recent Developments," "Liquidity and Capital Resources," and "Additional Risk Factors." Actual events or results may differ materially from those discussed herein. The Company disclaims any obligation to update these forward-looking statements as a result of subsequent events. The risk factors on pages 12 through 18, among others, should be considered in evaluating the Company's prospects and future financial performance.

Walker designs its software products specifically for the Internet architecture and business to business ("B2B") e-business models. The Company believes that its architecture is among the most scalable and adaptable for the enterprise-level business software. The Company's strategy is to offer enterprise financial, operational and analytical e-business solutions to a variety of industries. Walker's e-business solutions support and enhance enterprise-wide financial, operational and analytic processes, including procurement, revenue management, financial management and insight, business planning, budgeting, forecasting and financial consolidation. The Company's software products utilize the Microsoft Windows operating systems on the desktop, NT, UNIX and S/390 operating systems on the server and industry-leading On Line Analytical Processing ("OLAP"), Relational Database Management Systems ("RDBMS") including IBM's DB2 and DB2 OLAP server, Hyperion Solutions' Essbase and Microsoft SQL/Server. Walker e-business solutions utilize the latest-generation IBM eServer zSeries Web Application Server. In addition, Walker utilizes iSeries, pSeries and xSeries as an integral part of its e-business strategy for Walker's analytic solutions.

RECENT DEVELOPMENTS

The Company divested its IMMPOWER product line in April 2000 and its Aptos product line in October 2000. For the first quarter of 2000, revenues and operating expenses from these divested product lines were $2.1 million and $2.8 million, respectively.

During the quarter ended September 30, 2000 the Board of Directors approved a strategic restructuring plan designed to reduce costs and strengthen the Company's position to successfully execute its e-business strategy. The Company recorded pretax restructuring charges totaling $1.9 million, primarily severance costs related to involuntary employee terminations, and an impairment charge of $4.8 million, primarily related to its legacy Tamaris software product. As of March 31, 2001, approximately $460,000 of the restructuring charges has not yet been paid out, the majority of which relates to long-term lease obligations.

The product line divestitures and the on-going effect of the strategic restructuring have reduced both total revenues and operating costs when comparing the first quarters ending March 31, 2001 and 2000.

On March 5, 2001, the Company announced that its common stock was removed from the Nasdaq National Market and became eligible for trading on the OTC Bulletin Board under the symbol "WALK.OB". Nasdaq's decision to delist the Company's common stock from the Nasdaq National Market was based primarily on the Company's net tangible assets, as defined by Nasdaq, falling below the minimum requirement.

RESULTS OF OPERATIONS

REVENUES.

Total revenues for the three months ended March 31, 2001 were $12.6 million, a decrease of $1.8 million, or 12.6%, as compared to the three months ended March 31, 2000. The decrease in total revenues relates primarily to divested product lines.

License revenues for the three months ended March 31, 2001 were $3.8 million, an increase of $3.0 million, or 362.8%, as compared to the three months ended March 31, 2000. The Company's e-business enterprise solutions have a long sales cycle as collaborative commerce involves coordination with multiple vendors, which generally increases the value of each transaction and adds time and complexity to the process. The Company was in the early stage of its transition to e-business solutions during the quarter ended March 31, 2000 whereas the Company executed several significant license agreements during the quarter ended March 31, 2001.

Maintenance revenues for the three months ended March 31, 2001 were $5.8 million, a decrease of $1.9 million, or 24.4%, as compared to the three months ended March 31, 2000. Approximately $800,000 of the decrease relates to divested product lines with the balance attributable to legacy product lines as lower license revenues during 2000 resulted in the lapse of maintenance contracts in excess of new contracts and renewals.

Consulting revenues for the three months ended March 31, 2001 were $3.1 million, a decrease of $3.0 million, or 49.1%, as compared to the three months ended March 31, 2000. Approximately $1.2 million of the decrease relates to divested product lines. The remaining decrease in consulting revenues is primarily attributable to a reduction in implementation engagements as a consequence of lower license revenues in recent quarters.

COSTS OF LICENSES, MAINTENANCE AND CONSULTING.

Costs of licenses, maintenance and consulting were $4.1 million for the three months ended March 31, 2001, representing 32.1% of total revenues, and $7.9 million for the three months ended March 31, 2000, representing 54.4% of total revenues.

The costs of licenses as a percentage of license revenues decreased in the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. The decrease results from the Company selling a higher proportion of products that utilize the Company's own technology rather than technology licensed from third parties.

The cost of maintenance, as a percentage of related revenue, decreased in the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. The decrease is mainly due to lower employee related costs in the three months ended March 31, 2001 resulting from the Company's restructuring actions in the third quarter of fiscal 2000.

The costs of consulting, as a percentage of related revenue, decreased in the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. The decrease in the three months ended March 31, 2001 as compared to the three months ended March 31, 2000 reflects the effect of the restructuring actions taken in the third quarter of 2000 together with a relative reduction in the use of outside contractors in 2001.

SALES AND MARKETING.

Sales and marketing costs for the three months ended March 31, 2001 were $3.2 million, a decrease of $1.4 million, or 30.6%, as compared to the three months ended March 31, 2000. As a percentage of total revenues, sales and marketing expenses were 25.1% and 31.6% in the three months ended March 31, 2001 and 2000, respectively. The decrease is attributable to reduced discretionary spending and reduced sales and marketing employee related costs.

PRODUCT DEVELOPMENT.

Product development related expenses, excluding amortization of capitalized software, were as follows:

                                        Three Months Ended
                                          March 31,
                                      -------------------
                                         2001      2000
                                      --------- ---------
Product development expenditures.....   $2,906    $4,129
Less:
   Additions to capitalized software.     (317)   (1,106)
                                      --------- ---------
Product development expense..........   $2,589    $3,023
                                      ========= =========

Net product development expense decreased $434,000, or 14.4%, in the three months ended March 31, 2001 as compared to the three months ended March 31, 2000 and was 20.5% and 20.9% of total revenues, respectively. For the three months ended March 31, 2001, total product development expenditures decreased $1.2 million reflecting the effect of product line divestitures and restructuring actions. RareVision costs were approximately $1.1 million for the quarter ended March 31, 2001. Additions to capitalized software decreased $789,000, or 71.3%, in the first quarter of fiscal 2001 as compared to the first quarter of fiscal 2000 and were 10.9% and 26.8% of product development expenditures, respectively. The decrease in software costs capitalized in the three months ended March 31, 2001 is primarily attributable to a larger portion of product development resources being allocated to projects that do not meet the Company's capitalization criteria. During the three months ended March 31, 2000, significant research and development resources were allocated to the company's e2 product that was launched in the following quarter.

AMORTIZATION OF CAPITALIZED SOFTWARE.

Capitalized software amortization in the three months ended March 31, 2001 was $763,000, a decrease of $564,000, or 42.5%, as compared to the three months ended March 31, 2000. Amortization has decreased since the third quarter of fiscal 2000 due to the impairment of $4.8 million of capitalized software during that quarter as part of the Company's restructuring actions.

GENERAL AND ADMINISTRATIVE.

General and administrative expenses in the three months ended March 31, 2001 were $2.0 million, a decrease of $1.3 million, or 39.0%, as compared to the three months ended March 31, 2000. As a percentage of total revenues, general and administrative expenses were 16.1% and 23.0% in the three months ended March 31, 2001 and 2000, respectively. The decrease in the three months ended March 31, 2001 is primarily due to the effect of the product line divestitures and lower employee and facilities costs resulting from the Company's restructuring actions during the third quarter of 2000.

PROVISION FOR INCOME TAXES.

In the three months ended March 31, 2001, the Company provided $25,000 for state and foreign income taxes that could not be offset against net operating loss carryforwards. In the three months ended March 31, 2000, the Company recorded an income tax expense of $48,000 associated with state and foreign taxes.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2001, the Company's principal sources of liquidity included cash, cash equivalents and short-term investments aggregating $8.6 million. In addition, in March 2001 the Company replaced its $6.0 million line of credit, secured by marketable securities, with a new credit facility. Under the terms of the new credit facility, which is renewable annually, the Company may borrow up to $6.0 million, dependent upon the amount of eligible accounts receivable, as defined in the agreement.

The Company's operating activities used cash of $765,000 and $3.0 million in the three months ended March 31, 2001 and March 31, 2000, respectively. Cash flows from operating activities for the three months ended March 31, 2001 primarily reflected increases in accounts receivable of $1.1 million and decreases in accounts payable and accrued expenses of $900,000, offset by depreciation and amortization of $1.1 million. Cash flows from operating activities for the three months ended March 31, 2000 primarily reflected a net loss of $5.4 million; increases in depreciation and amortization of $1.9 million; decreases in accounts receivable of $2.3 million and decreases in accounts payable and accrued expenses of $1.9 million.

Financing activities provided $174,000 and $1.0 million in cash during the three months ended March 31, 2001 and March 2000, respectively, substantially all of which comprised proceeds from the issuance of stock under the Company's employee stock purchase plan and proceeds from stock options exercised.

Investing activities provided $1.5 million in cash during the three months ended March 31, 2001 and used $218,000 in cash during the three months ended March 31, 2000. The major cash flows in the three months ended March 31, 2001 comprised net investment activity totaling $2.0 million, offset by additions to capitalized software of $317,000 and fixed asset purchases of $135,000. The major cash flows in the three months ended March 31, 2000 comprised net investment activity totaling $1.2 million, offset by additions to capitalized software of $1.1 million and fixed asset purchases of $319,000.

The Company believes that its principal sources of liquidity, which include cash and cash equivalents of $8.6 million as of March 31, 2001 and funds expected from operations will satisfy the Company's currently anticipated working capital and capital expenditure requirements for at least the next twelve months. In addition, the Company has a credit facility that provides for up to $6.0 million of borrowings, dependent upon the amount of eligible accounts receivable, as defined in the agreement. However, there can be no assurance that the Company will not need to raise additional capital to fund operations within this period. There can be no assurance that additional financing can be obtained on acceptable terms, or at all. If additional funds are raised by issuing equity securities, dilution to stockholders may result. If adequate funds are not available, the Company may be harmed.

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
(iii) the Company's longer sales cycle resulting from its transition to e-business, as the transition to collaborative commerce involves coordination with multiple vendors that can delay the sales process;
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

    The Company has historically generated a majority of its consulting revenue from pre- and post-implementation services. The Company has provided services that include, but are not limited to, Year 2000 readiness engagements, best practice solution engagements and other hardware and software solutions. The Company intends to continue its pursuit of consulting engagements for which the Company believes it is qualified. There can be no assurances that these engagements will result in profit margins equal to or greater than those engagements that are specific to a customer's product implementation. Also, there can be no assurances that consulting revenue generated from non- implementation related projects will continue in the future.

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

Nasdaq DELISTING

The Company received a Nasdaq Staff Determination indicating that the Company failed to comply with the listing requirements of the Nasdaq National Market. A determination was made by the Panel on March 5, 2001 to delist the Company's securities from the Nasdaq Stock Market effective with the open of business March 6, 2001. As of March 6, 2001 the Company's stock has traded on the Over the Counter ("OTC") Bulletin Board. This is generally considered a less efficient market, and the Company's stock price, as well as the liquidity of its common stock, may be adversely affected as a result.

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

FACILITIES

The Company has its headquarters in San Francisco, California under a lease that expires in 2007. Although commercial building vacancy rates have been low in San Francisco, recent changes in the technology sector have resulted in a significant increase in available office space. The Company's San Francisco headquarters office space exceeds its current needs, and the Company is seeking to reduce this excess office space. Failure to do so on commercially acceptable terms may adversely affect the Company's operations and financial results.

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

There were no material changes in the reported market risks since December 31, 2000.

PART II. OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K
    Exhibits

    None
    Reports on Form 8-K

The Company filed a report on Form 8-K on March 8, 2001 pertaining to Nasdaq's decision to delist the Company's common stock from the Nasdaq National Market on March 5, 2001.

WALKER INTERACTIVE SYSTEMS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WALKER INTERACTIVE SYSTEMS, INC.

(Registrant)
Dated: May 11, 2001

By:	/s/ Stanley V. Vogler

Stanley V. Vogler
Chief Financial Officer
(Principal Financial and Accounting Officer)