Form 10-Q
period 2001-06-30
WALKER INTERACTIVE SYSTEMS INC
filed 2001-08-10
CIK 883983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    YES [X]    NO [  ]

There were 14,987,487 Shares of $.001 Par Value Common Stock outstanding as of August 7, 2001.

WALKER INTERACTIVE SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2001
TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

WALKER INTERACTIVE SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

                                                           June 30,    December 31,
                                                             2001         2000
                                                        ------------  ------------
                                                         (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents...........................      $4,156        $4,219
   Short-term investments..............................       3,841         5,400
   Accounts receivable, net of allowance for doubtful
     accounts of $983 - June 30, 2001 and $1,528 -
     December 31, 2000.................................       8,488         8,816
   Prepaid expenses....................................         903           854
   Other receivables...................................         321           370
                                                        ------------  ------------
       Total current assets............................      17,709        19,659
Property and equipment, net                                   1,810         2,121
Capitalized software, net of accumulated amortization
  of $49,409 - June 30, 2001 and $56,932 -
  December 31, 2000....................................       3,726         4,541
Long-term accounts receivable..........................       1,015         1,144
Other assets...........................................         443            95
                                                        ------------  ------------
Total assets...........................................     $24,703       $27,560
                                                        ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable....................................      $2,583        $2,625
   Accrued liabilities.................................       9,065        11,614
   Deferred revenue....................................      11,899        12,706
                                                        ------------  ------------
       Total current liabilities.......................      23,547        26,945
Deferred revenue.......................................       2,439         2,551
Other long-term obligations............................       3,128         3,287
                                                        ------------  ------------
       Total liabilities...............................      29,114        32,783
                                                        ------------  ------------

Commitments and contingencies

Stockholders' equity (deficit)
   Common stock, $.001 par value: 50,000 shares
    authorized; issued 14,849 shares - June 30,
    2001; 14,661 shares - December 31, 2000............          15            15
   Additional paid-in capital..........................      76,672        76,458
   Accumulated other comprehensive income..............         656           501
   Accumulated deficit.................................     (81,754)      (82,197)
                                                        ------------  ------------
       Total stockholders' equity(deficit).............      (4,411)       (5,223)
                                                        ------------  ------------
Total liabilities and stockholders' equity (deficit)...     $24,703       $27,560
                                                        ============  ============

See notes to consolidated financial statements

WALKER INTERACTIVE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

                                        Three Months Ended    Six Months Ended
                                          June 30,              June 30,
                                      --------------------- ---------------------
                                         2001       2000       2001       2000
                                      ---------- ---------- ---------- ----------
REVENUES:
  License............................    $1,857     $1,468     $5,680     $2,294
  Maintenance........................     5,652      6,783     11,406     14,395
  Consulting.........................     4,988      5,964      8,045     11,976
                                      ---------- ---------- ---------- ----------
     Total revenues..................    12,497     14,215     25,131     28,665

OPERATING EXPENSES:
  Costs of revenues:
     Costs of licenses,
      maintenance and consulting.....     4,601      6,314      8,652     14,172
     Amortization of
      capitalized software...........       763      1,720      1,526      3,047
  Sales and marketing................     2,950      4,994      6,124      9,567
  Product development................     2,612      2,665      5,200      5,688
  General and administrative.........     1,328      2,467      3,357      5,792
                                      ---------- ---------- ---------- ----------
     Total operating expenses........    12,254     18,160     24,859     38,266
                                      ---------- ---------- ---------- ----------
Operating income (loss)..............       243     (3,945)       272     (9,601)
     Interest income, net............        97        181        228        478
                                      ---------- ---------- ---------- ----------
Income (loss) before income taxes....       340     (3,764)       500     (9,123)
     Provision for income taxes......        25         50         50         98
                                      ---------- ---------- ---------- ----------

NET INCOME (LOSS)....................       315     (3,814)       450     (9,221)
                                      ========== ========== ========== ==========

BASIC NET INCOME (LOSS) PER SHARE....     $0.02     ($0.26)     $0.03     ($0.64)
                                      ========== ========== ========== ==========
Shares used to compute basic
     net income(loss) per share......    14,848     14,478     14,846     14,421
                                      ========== ========== ========== ==========

DILUTED NET INCOME (LOSS) PER SHARE..     $0.02     ($0.26)     $0.03     ($0.64)
                                      ========== ========== ========== ==========
Shares used to compute diluted
     net income (loss) per share.....    14,849     14,478     14,846     14,421
                                      ========== ========== ========== ==========

See notes to consolidated financial statements

WALKER INTERACTIVE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS(UNAUDITED)
(in thousands)

                                                               Six Months Ended
                                                                 March 31,
                                                         ------------------------
                                                             2001          2000
                                                         -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income(loss)...................................       $450      ($9,221)
     Adjustments to reconcile net income (loss) to
       net cash used by operating activities:
       Depreciation and amortization....................      2,167        4,085
       Change in allowance for doubtful accounts........       (545)      (3,132)
       Loss on property retirements......................        39           --
     Changes in operating assets and liabilities:
       Accounts receivable..............................        922        8,705
       Prepaids and other assets........................        (49)        (497)
       Accounts payable & accrued liabilities...........     (2,682)      (2,716)
       Deferred revenue.................................       (919)      (4,523)
       Other............................................        (69)         920
                                                         -----------  -----------
           Net cash used by operations..................       (686)      (6,379)
                                                         -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from employee stock purchase plan
       issuances and stock options exercised............        213        1,383
     Capital lease payments.............................        (75)          --
                                                         -----------  -----------
           Net cash provided by financing activities....        138        1,383
                                                         -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of short- and long-term investments......     (3,344)      (2,335)
     Maturities of short-term investments...............      4,899        2,500
     Sales of short-term investments....................         --        5,441
     Purchases of property and equipment................       (368)        (373)
     Additions to capitalized software..................       (711)      (2,661)
     Other..............................................          9           18
                                                         -----------  -----------
           Net cash provided by investing activities....        485        2,590
                                                         -----------  -----------

NET (DECREASE)  IN CASH AND CASH EQUIVALENTS............        (63)      (2,406)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD.........      4,219        9,187
                                                         -----------  -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD...............     $4,156       $6,781
                                                         ===========  ===========
Supplemental disclosure:
    Cash paid for income taxes..........................        $77         $118

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

The reconciliation of net income (loss) to comprehensive income (loss) for the three-month and six-month periods ended June 30, 2001 and 2000 is as follows:

                                        Three Months Ended  Six Months Ended
                                          June 30,            June 30,
                                      ------------------- -------------------
                                         2001      2000      2001      2000
                                      --------- --------- --------- ---------
Net income(loss).....................     $315   ($3,814)     $450   ($9,221)
Other comprehensive income(loss).....       30       (37)      155       (73)
                                      --------- --------- --------- ---------
Total comprehensive income(loss).....     $345   ($3,851)     $605   ($9,294)
                                      ========= ========= ========= =========
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

In October 2000, the Company sold the net assets of its Aptos product line to B-Plan Information Systems Limited ("B-Plan"). The Aptos product line is an integrated suite of client/server financial applications for medium sized companies and was marketed primarily in Western Europe. The purchase agreement provides that the total consideration of approximately $2.3 million is evidenced by a non-interest bearing note denominated in British pounds sterling and is secured by a secondary interest in the Aptos software and certain shareholdings of a B-Plan executive. The note provides for the right of offset under certain circumstances, as defined in the agreement, and by its terms is payable as follows: $425-December 31, 2000; $425-March 31, 2001; $575-June 30 and December 31, 2001; and $300 on June 30, 2002. The installment due on March 31, 2001 was placed in escrow and B-Plan has withheld the installment due June 30, 2001 pending resolution of certain issues between the Company and B-Plan. Through June 30, 2001, no gain or loss has been recorded in the financial statements and the Company will recognize income as proceeds are received.

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

RECENT DEVELOPMENTS

The Company divested its IMMPOWER product line in April 2000 and its Aptos product line in October 2000. For the second quarter of 2000, revenues and operating expenses from these divested product lines were $1.0 million and $1.6 million, respectively. For the first six months of 2000, revenues and operating expenses from these divested product lines were $3.1 million and $4.4 million, respectively.

During the quarter ended September 30, 2000, the Board of Directors approved a strategic restructuring plan designed to reduce costs and strengthen the Company's position to successfully execute its e-business strategy. The Company recorded pretax restructuring charges totaling $1.9 million, primarily severance costs related to involuntary employee terminations, and an impairment charge of $4.8 million, primarily related to its legacy Tamaris software product. As of June 30, 2001, approximately $400,000 of the restructuring charges has not yet been paid out, the majority of which relates to long-term lease obligations.

The product line divestitures and the on-going effect of the strategic restructuring have reduced both total revenues and operating costs when comparing both the three month and the six month periods ending June 30, 2001 and 2000.

On March 5, 2001, the Company announced that its common stock was removed from the Nasdaq National Market and became eligible for trading on the OTC Bulletin Board under the symbol "WALK.OB". Nasdaq's decision to delist the Company's common stock from the Nasdaq National Market was based primarily on the Company's net tangible assets, as defined by Nasdaq, falling below the minimum requirement.

RESULTS OF OPERATIONS

Quarters ended June 30, 2001 and June 30, 2000

REVENUES

Total revenues for the three months ended June 30, 2001 were $12.5 million, a decrease of $1.7 million, or 12.1%, as compared to the three months ended June 30, 2000. The decrease in total revenues relates primarily to divested product lines.

License revenues for the three months ended June 30, 2001 were $1.9 million, an increase of $0.4 million, or 26.5%, as compared to the three months ended June 30, 2000. The Company's e-business enterprise solutions have a long sales cycle as collaborative commerce involves coordination with multiple vendors, which generally increases the value of each transaction and adds time and complexity to the process. The Company was in the early stage of its transition to e-business solutions during the quarter ended June 30, 2000, and executed more significant license agreements during the quarter ended June 30, 2001. The Company's e2 product was launched in June 2000.

Maintenance revenues for the three months ended June 30, 2001 were $5.7 million, a decrease of $1.1 million, or 16.7%, as compared to the three months ended June 30, 2000. Approximately $500,000 of the decrease relates to divested product lines. The remainder of the decrease is attributable to lower license revenue from the legacy product lines during 2000 resulting in the lapse of related maintenance contracts in excess of new contracts and renewals during 2001.

Consulting revenues for the three months ended June 30, 2001 were $5.0 million, a decrease of $1.0 million, or 16.4%, as compared to the three months ended June 30, 2000. Approximately $600,000 of the decrease relates to divested product lines. Higher utilization rates for the three months ended June 30, 2001 were offset by headcount reductions made as part of the Company's restructuring actions in the third quarter of 2000, which reduced total consulting revenue.

COSTS OF LICENSES, MAINTENANCE AND CONSULTING.

Costs of licenses, maintenance and consulting were $4.6 million for the three months ended June 30, 2001, representing 36.8% of total revenues, and $6.3 million for the three months ended June 30, 2000, representing 44.4% of total revenues.

The costs of licenses as a percentage of license revenues decreased in the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. The decrease results from the Company selling a higher proportion of products that utilize the Company's own technology rather than technology licensed from third parties.

The cost of maintenance, as a percentage of related revenue, increased in the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. Although costs remained the same in absolute dollar terms, they increased as a percentage due to the lower revenue base in three months ended June 30, 2001.

The costs of consulting, as a percentage of related revenue, decreased in the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. The decrease reflects the effect of the restructuring actions taken in the third quarter of 2000, together with a relative reduction in the use of outside contractors in 2001.

SALES AND MARKETING.

Sales and marketing costs for the three months ended June 30, 2001 were $2.9 million, a decrease of $2.0 million, or 40.9%, as compared to the three months ended June 30, 2000. As a percentage of total revenues, sales and marketing expenses were 23.6% and 35.1% in the three months ended June 30, 2001 and 2000, respectively. The decrease is attributable to reduced discretionary spending and reduced sales and marketing employee related costs.

PRODUCT DEVELOPMENT.

Product development related expenses, excluding amortization of capitalized software, were as follows:

                                        Three Months Ended
                                          June 30,
                                      -------------------
                                         2001      2000
                                      --------- ---------
Product development expenditures.....   $3,005    $4,220
Less:
   Additions to capitalized software.     (393)   (1,555)
                                      --------- ---------
Product development expense..........   $2,612    $2,665
                                      ========= =========

Net product development expense decreased $53,000, or 2.0%, in the three months ended June 30, 2001 as compared to the three months ended June 30, 2000 and was 20.9% and 18.7% of total revenues, respectively. For the three months ended June 30, 2001, total product development expenditures decreased $1.2 million reflecting the effect of product line divestitures and restructuring actions. RareVision costs were approximately $1.3 million for the quarter ended June 30, 2001, compared to approximately $800,000 for the quarter ended June 30, 2000. Additions to capitalized software decreased $1.2 million, or 74.7%, in the second quarter of fiscal 2001 as compared to the second quarter of fiscal 2000 and were 13.1% and 36.8% of product development expenditures, respectively. The decrease in software costs capitalized in the three months ended June 30, 2001 is primarily attributable to a larger portion of product development resources being allocated to projects that do not meet the Company's capitalization criteria. During the quarter ended June 30, 2000, significant research and development resources were allocated to the Company's e2 product that was launched in that quarter.

AMORTIZATION OF CAPITALIZED SOFTWARE.

Capitalized software amortization in the three months ended June 30, 2001 was $763,000, a decrease of $957,000, or 55.6%, as compared to the three months ended June 30, 2000. Amortization has decreased since the third quarter of fiscal 2000 due to the impairment of $4.8 million of capitalized software during that quarter as part of the Company's restructuring actions.

GENERAL AND ADMINISTRATIVE.

General and administrative expenses in the three months ended June 30, 2001 were $1.3 million, a decrease of $1.1 million, or 46.2%, as compared to the three months ended June 30, 2000. As a percentage of total revenues, general and administrative expenses were 10.6% and 17.4% in the three months ended June 30, 2001 and 2000, respectively. The decrease in the three months ended June 30, 2001 is primarily due to the effect of the product line divestitures, lower employee and facilities costs resulting from the Company's restructuring actions during the third quarter of 2000, and a $450,000 benefit from termination of a lease.

PROVISION FOR INCOME TAXES.

In the three months ended June 30, 2001, the Company provided $25,000 for state and foreign income taxes that could not be offset against net operating loss carryforwards. In the three months ended June 30, 2000, the Company recorded an income tax expense of $50,000 associated with state and foreign taxes.

Six months ended June 30, 2001 and June 30, 2000

REVENUES

Total revenues for the six months ended June 30, 2001 were $25.1 million, a decrease of $3.5 million, or 12.3%, as compared to the six months ended June 30, 2000. The decrease in total revenues relates primarily to divested product lines.

License revenues for the six months ended June 30, 2001 were $5.7 million, an increase of $3.4 million, or 147.6%, as compared to the six months ended June 30, 2000. The Company's e-business enterprise solutions have a long sales cycle as collaborative commerce involves coordination with multiple vendors, which generally increases the value of each transaction and adds time and complexity to the process. The Company was in the early stage of its transition to e- business solutions during the six months ended June 30, 2000 whereas the Company executed several significant license agreements during the six months ended June 30, 2001.

Maintenance revenues for the six months ended June 30, 2001 were $11.4 million, a decrease of $3.0 million, or 20.8%, as compared to the six months ended June 30, 2000. Approximately $1.3 million of the decrease relates to divested product lines. The remainder of the decrease is attributable to lower license revenue from the legacy product lines during 2000 resulting in the lapse of related maintenance contracts in excess of new contracts and renewals.

Consulting revenues for the six months ended June 30, 2001 were $8.0 million, a decrease of $3.9 million, or 32.8%, as compared to the six months ended June 30, 2000. Approximately $1.7 million of the decrease relates to divested product lines. Higher utilization rates for the six months ended June 30, 2001 were offset by headcount reductions made as part of the Company's restructuring actions in the third quarter of 2000, which reduced total consulting revenue.

COSTS OF LICENSES, MAINTENANCE AND CONSULTING.

Costs of licenses, maintenance and consulting were $8.7 million for the six months ended June 30, 2001, representing 34.4% of total revenues, and $14.2 million for the six months ended June 30, 2000, representing 49.4% of total revenues.

The costs of licenses as a percentage of license revenues decreased in the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. The decrease results from the Company selling a higher proportion of products that utilize the Company's own technology rather than technology licensed from third parties.

The cost of maintenance, as a percentage of related revenue, increased in the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. Although costs remained the same in absolute dollar terms, they increased as a percentage due to the lower revenue base in six months ended June 30, 2001.

The costs of consulting, as a percentage of related revenue, decreased in the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. The decrease reflects the effect of the restructuring actions taken in the third quarter of 2000, together with a relative reduction in the use of outside contractors in 2001.

SALES AND MARKETING.

Sales and marketing costs for the six months ended June 30, 2001 were $6.1 million, a decrease of $3.4 million, or 36.0%, as compared to the six months ended June 30, 2000. As a percentage of total revenues, sales and marketing expenses were 24.4% and 33.4% in the six months ended June 30, 2001 and 2000, respectively. The decrease is attributable to reduced discretionary spending and reduced sales and marketing employee related costs.

PRODUCT DEVELOPMENT.

Product development related expenses, excluding amortization of capitalized software, were as follows:

                                        Six Months Ended
                                          June 30,
                                      -------------------
                                         2001      2000
                                      --------- ---------
Product development expenditures.....   $5,910    $8,349
Less:
   Additions to capitalized software.     (710)   (2,661)
                                      --------- ---------
Product development expense..........   $5,200    $5,688
                                      ========= =========

Net product development expense decreased $488,000, or 8.6%, in the six months ended June 30, 2001 as compared to the six months ended June 30, 2000 and was 20.7% and 19.8% of total revenues, respectively. For the six months ended June 30, 2001, total product development expenditures decreased $2.4 million reflecting the effect of product line divestitures and restructuring actions. RareVision costs were approximately $2.4 million for the six months ended June 30, 2001, compared with $1.0 million for the six months ended June 30, 2000. Additions to capitalized software decreased $2.0 million, or 73.3%, in the six months ended June 30, 2001 as compared to the six months ended June 30, 2000 and were 12.0% and 31.9% of product development expenditures, respectively. The decrease in software costs capitalized in the six months ended June 30, 2001 is primarily attributable to a larger portion of product development resources being allocated to projects that do not meet the Company's capitalization criteria. During the six months ended June 30, 2000, significant research and development resources were allocated to the Company's e2 product that was launched in the second quarter of fiscal 2000.

AMORTIZATION OF CAPITALIZED SOFTWARE.

Capitalized software amortization in the six months ended June 30, 2001 was $1.5 million, a decrease of $1.5 million, or 49.9%, as compared to the six months ended June 30, 2000. Amortization has decreased since the third quarter of fiscal 2000 due to the impairment of $4.8 million of capitalized software during that quarter as part of the Company's restructuring actions.

GENERAL AND ADMINISTRATIVE.

General and administrative expenses in the six months ended June 30, 2001 were $3.4 million, a decrease of $2.4 million, or 42.0%, as compared to the six months ended June 30, 2000. As a percentage of total revenues, general and administrative expenses were 13.4% and 20.2% in the six months ended June 30, 2001 and 2000, respectively. The decrease in the six months ended June 30, 2001 is primarily due to the effect of the product line divestitures, lower employee and facilities costs resulting from the Company's restructuring actions during the third quarter of 2000, and a $450,000 benefit from termination of a lease.

PROVISION FOR INCOME TAXES.

In the six months ended June 30, 2001, the Company provided $50,000 for state and foreign income taxes that could not be offset against net operating loss carryforwards. In the six months ended June 30, 2000, the Company recorded an income tax expense of $98,000 associated with state and foreign taxes

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2001, the Company's principal sources of liquidity included cash, cash equivalents and short-term investments aggregating $8.0 million. In addition, in March 2001 the Company replaced its $6.0 million line of credit, secured by marketable securities, with a new credit facility. Under the terms of the new credit facility, which is renewable annually, the Company may borrow up to $6.0 million, dependent upon the amount of eligible accounts receivable, as defined in the agreement. No borrowings were outstanding as of June 30, 2001.

The Company's operating activities used cash of $686,000 and $6.4 million in the six months ended June 30, 2001 and June 30, 2000, respectively. Cash flows from operating activities for the six months ended June 30, 2001 primarily reflected net income of $450,000; a decrease in accounts receivable, net of reserves, of $377,000; a decrease in accounts payable and accrued expenses of $2.7 million; a decrease in deferred revenue of $919,000, and depreciation and amortization of $2.2 million. Cash flows from operating activities for the six months ended June 30, 2000 primarily reflected a net loss of $9.2 million; depreciation and amortization of $4.1 million; a decrease in accounts receivable, net of reserves, of $5.6 million; a decrease in deferred revenue of $4.5 million, and decreases in accounts payable and accrued expenses of $2.7 million.

Financing activities provided $138,000 and $1.4 million in cash during the six months ended June 30, 2001 and June 30, 2000, respectively, substantially all of which comprised proceeds from the issuance of stock under the Company's employee stock purchase plan and proceeds from stock options exercised.

Investing activities provided $485,000 in cash during the six months ended June 30, 2001 and $2.6 million in cash during the six months ended June 30, 2000. The major cash flows in the six months ended June 30, 2001 comprised net investment activity totaling $1.6 million, offset by additions to capitalized software of $711,000 and fixed asset purchases of $368,000. The major cash flows in the six months ended June 30, 2000 comprised net investment activity totaling $5.6 million, offset by additions to capitalized software of $2.7 million and fixed asset purchases of $373,000.

The Company believes that its principal sources of liquidity, which include cash and cash equivalents of $8.0 million as of June 30, 2001 and funds expected from operations will satisfy the Company's currently anticipated working capital and capital expenditure requirements for at least the next twelve months. In addition, the Company has a credit facility that provides for up to $6.0 million of borrowings, dependent upon the amount of eligible accounts receivable, as defined in the agreement. However, there can be no assurance that the Company will not need to raise additional capital to fund operations within this period. There can be no assurance that additional financing can be obtained on acceptable terms, or at all. If additional funds are raised by issuing equity securities, dilution to stockholders may result. If adequate funds are not available, the Company may be harmed.

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

The Company's quarterly operating results are particularly dependent on the number of license agreement bookings executed in each quarter. In addition, the Company's consulting and maintenance revenue is dependent on the license agreements booked in recent quarters. The amount of quarterly bookings has varied substantially from quarter to quarter due to a variety of reasons including:

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

FACILITIES

    The Company has its headquarters in San Francisco, California under a lease that expires in 2007. Although commercial building vacancy rates have historically been low in San Francisco, recent changes in the technology sector have resulted in a significant increase in available office space. The Company's San Francisco headquarters office space exceeds its current needs, and the Company is seeking to reduce this excess office space. Failure to do so on commercially acceptable terms may adversely affect the Company's operations and financial results.

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

PART II. -- OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
    The Annual Meeting of Stockholders of Walker Interactive Systems, Inc. was held on May 17, 2001.
    The matters voted upon at the meeting and the voting of the stockholders with the respect thereto are as follows:
    The election of Richard A. Alberding as a Director to hold office until the 2004 Annual Meeting of Shareholders:

    For:    13,017,123          Withheld:     180,639

    The election of Frank M. Richardson as a Director to hold office until the 2004 annual Meeting of Shareholders:

    For:     12,995,523          Withheld:     192,239

    To approve the Company's 1992 Employee Stock Purchase Plan, as amended, to increase the aggregate number of shares of Common Stock authorized for issuance under such plan from 1,500,000 to 2,250,000 shares , and increase of 750,000 shares

    For:     8,024,401          Against:     315,680        Abstain:     12,745

    To ratify the selection of Deloitte and Touche LLP as independent public accountants of the Company for its fiscal year ending December 31, 2001.

    For:     13,176,703          Against:     12,375          Abstain:     8,284

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

None

b. Reports on Form 8-K

None

WALKER INTERACTIVE SYSTEMS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WALKER INTERACTIVE SYSTEMS, INC.

(Registrant)
Date: August 10, 2001

By:	/s/ Stanley V. Vogler

Stanley V. Vogler
Chief Financial Officer
(Principal Financial and Accounting Officer)