Form 10-Q
period 2001-09-30
WALKER INTERACTIVE SYSTEMS INC
filed 2001-11-13
CIK 883983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    YES [X]    NO [  ]

There were 14,987,487 Shares of $.001 Par Value Common Stock outstanding as of November 9, 2001.

WALKER INTERACTIVE SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2001
TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

WALKER INTERACTIVE SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

                                                          September 30 December 31,
                                                             2001         2000
                                                        ------------  ------------
                                                                (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents...........................      $3,651        $4,219
   Short-term investments..............................       3,721         5,400
   Accounts receivable, net of allowance for doubtful
     accounts of $557 - September 30, 2001 and $1,528 -
     December 31, 2000.................................       8,174         8,816
   Prepaid expenses....................................       1,162           854
   Other receivables...................................         122           370
                                                        ------------  ------------
       Total current assets............................      16,830        19,659
Property and equipment, net                                   1,782         2,121
Capitalized software, net of accumulated amortization
  of $50,171 - September 30, 2001 and $56,932 -
  December 31, 2000....................................       3,393         4,541
Long-term accounts receivable..........................         801         1,144
Other assets...........................................         429            95
                                                        ------------  ------------
Total assets...........................................     $23,235       $27,560
                                                        ============  ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable....................................      $2,077        $2,625
   Accrued liabilities.................................       8,681        11,614
   Deferred revenue....................................      11,025        12,706
                                                        ------------  ------------
       Total current liabilities.......................      21,783        26,945
Deferred revenue.......................................       3,149         2,551
Other long-term obligations............................       2,862         3,287
                                                        ------------  ------------
       Total liabilities...............................      27,794        32,783
                                                        ------------  ------------

Commitments and contingencies

Stockholders' equity (deficit):
   Common stock, $.001 par value: 50,000 shares
    authorized; issued 14,987 shares - September 30,
    2001; 14,661 shares - December 31, 2000............          15            15
   Additional paid-in capital..........................      76,751        76,458
   Accumulated other comprehensive income..............         410           501
   Accumulated deficit.................................     (81,735)      (82,197)
                                                        ------------  ------------
       Total stockholders' deficit.....................      (4,559)       (5,223)
                                                        ------------  ------------
Total liabilities and stockholders' deficit............     $23,235       $27,560
                                                        ============  ============

See notes to consolidated financial statements

WALKER INTERACTIVE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

                                        Three Months Ended    Nine Months Ended
                                          September 30,         September 30,
                                      --------------------- ---------------------
                                         2001       2000       2001       2000
                                      ---------- ---------- ---------- ----------
REVENUES:
  License............................      $822     $1,823     $6,502     $4,118
  Maintenance........................     5,565      6,366     16,971     20,761
  Consulting.........................     4,304      4,480     12,349     16,456
                                      ---------- ---------- ---------- ----------
     Total revenues..................    10,691     12,669     35,822     41,335

OPERATING EXPENSES:
  Costs of revenues:
     Cost of licenses,
      maintenance and consulting.....     4,262      6,753     12,914     20,901
     Amortization of
      capitalized software...........       763        890      2,288      3,937
  Sales and marketing................     2,838      5,423      8,962     15,061
  Product development................     1,868      4,342      7,068     10,011
  General and administrative.........       988      2,868      4,346      8,634
  Impairment of capitalized
    software and goodwill............         0      4,799          0      4,799
  Restructuring charge...............         0      1,905          0      1,905
                                      ---------- ---------- ---------- ----------
     Total operating expenses........    10,719     26,980     35,578     65,248
                                      ---------- ---------- ---------- ----------
Operating income (loss)..............       (28)   (14,311)       244    (23,913)
     Interest income, net............        72        194        300        673
                                      ---------- ---------- ---------- ----------
Income (loss) before income taxes....        44    (14,117)       544    (23,240)
     Provision for income taxes......        25         50         75        148
                                      ---------- ---------- ---------- ----------

NET INCOME (LOSS)....................        19    (14,167)       469    (23,388)
                                      ========== ========== ========== ==========

BASIC NET INCOME (LOSS) PER SHARE....     $0.00     ($0.97)     $0.03     ($1.61)
                                      ========== ========== ========== ==========
Shares used to compute basic
     net income(loss) per share......    14,987     14,606     14,893     14,491
                                      ========== ========== ========== ==========

DILUTED NET INCOME (LOSS) PER SHARE..     $0.00     ($0.97)     $0.03     ($1.61)
                                      ========== ========== ========== ==========
Shares used to compute diluted
     net income (loss) per share.....    14,988     14,606     14,954     14,491
                                      ========== ========== ========== ==========

See notes to consolidated financial statements

WALKER INTERACTIVE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS(UNAUDITED)
(in thousands)

                                                               Nine Months Ended
                                                                 September 30,
                                                         ------------------------
                                                             2001          2000
                                                         -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)..................................       $469     ($23,388)
     Adjustments to reconcile net income (loss) to
       net cash used by operating activities:
       Depreciation and amortization....................      3,249        5,635
       Provision for doubtful accounts..................       (167)        (167)
       Loss on property retirements......................        52           --
       Impairment of capitalized software
       and goodwill......................................        --        4,799
     Changes in operating assets and liabilities:
       Accounts receivable..............................      1,057        5,458
       Prepaids and other assets........................       (308)       1,304
       Accounts payable & accrued liabilities...........     (3,815)           5
       Deferred revenue.................................     (1,083)      (4,415)
       Other............................................        (92)       1,038
                                                         -----------  -----------
           Net cash used by operating activities........       (638)      (9,731)
                                                         -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from employee stock purchase plan
       issuances and stock options exercised............        294        1,535
     Capital lease payments.............................        (98)          --
                                                         -----------  -----------
           Net cash provided by financing activities....        196        1,535
                                                         -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of short- and long-term investments......     (4,490)      (3,330)
     Maturities of short-term investments...............      6,149          500
     Sales of short-term investments....................         --       10,162
     Purchases of property and equipment................       (670)        (533)
     Additions to capitalized software..................     (1,144)      (3,055)
     Other..............................................         29          (11)
                                                         -----------  -----------
           Net cash provided (used) by investing activit       (126)       3,733
                                                         -----------  -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS...............       (568)      (4,463)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD.........      4,219        9,187
                                                         -----------  -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD...............     $3,651       $4,724
                                                         ===========  ===========
Supplemental disclosure:
    Cash paid for income taxes..........................        $78         $328

See notes to consolidated financial statements

WALKER INTERACTIVE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for those periods. Results for the interim periods are not necessarily indicative of the results for the entire year. These consolidated financial statements and any notes thereto should be read in conjunction with the audited consolidated financial statements included in the Walker Interactive Systems, Inc. Annual Report on Form 10-K for the year ended December 31, 2000. Certain reclassifications have been made to prior years' amounts in order to conform to the 2001 consolidated financial statement presentation.
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
  COMPREHENSIVE INCOME/(LOSS)

  SFAS No. 130 requires disclosure of total non-stockholder changes in equity. Differences between net loss and comprehensive loss arise from foreign currency translation adjustments and unrealized gain on investments.

  The reconciliation of net income (loss) to comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2001 and 2000 is as follows:

                                        Three Months Ended  Nine Months Ended
                                          September 30,       September 30,
                                      ------------------- -------------------
                                         2001      2000      2001      2000
                                      --------- --------- --------- ---------
Net income(loss).....................      $19  ($14,167)     $469  ($23,388)
Other comprehensive income(loss).....     (247)       77       (91)        4
                                      --------- --------- --------- ---------
Total comprehensive income(loss).....    ($228) ($14,090)     $378  ($23,384)
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

  In October 2000, the Company sold the net assets of its Aptos product line to B-Plan Information Systems Limited ("B-Plan"). The Aptos product line is an integrated suite of client/server financial applications for medium sized companies and was marketed primarily in Western Europe. The purchase agreement provided for total consideration of approximately $2.3 million evidenced by a non-interest bearing note denominated in British pounds sterling and was secured by a secondary interest in the Aptos software and certain shareholdings of a B-Plan executive. The note provided for the right of offset under certain circumstances, as defined in the agreement, and by its terms was payable as follows: $425-December 31, 2000; $425-March 31, 2001; $575- June 30 and December 31, 2001; and $300 on June 30, 2002. The installment due on March 31, 2001 was placed in escrow and B-Plan withheld the installment due June 30, 2001 pending resolution of certain issues between the Company and B-Plan. In October 2001, the Company executed a settlement agreement with B-Plan. Under the terms of this agreement, B-Plan agreed to release the Company from any and all claims associated with the purchase agreement, release the $425 held in escrow, and to pay a further $575 in 16 equal quarterly installments, starting on April 30, 2002 and ending on January 31, 2006. On November 8, 2001, the Company received the $425 previously held in escrow. The Company released B- Plan from all further payments due under the original purchase agreement and released its security interest in the Aptos software and certain shareholdings of a B-Plan executive. Through September 30, 2001, no gain or loss has been recorded in the financial statements.

  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

  In June 1998 and June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". These statements define derivatives, require that all derivatives be carried at fair value and provide for hedge accounting when certain conditions are met. SFAS No. 133, as amended, is effective for the Company for its year ending December 31, 2001. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company evaluated the requirements of SFAS No. 133 and concluded that adoption of this statement, effective January 1, 2001, had no impact on the Company's financial position or results of operations.

  In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No.142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The Company will adopt SFAS No. 142 for its fiscal year beginning January 1, 2002. Management does not expect the adoption of SFAS 141 & SFAS 142 to have a material impact on the financial position, results of operations or cash flows of the Company.

  SUBSEQUENT EVENT

On November 1, 2001, the Company announced the acquisition of certain assets of QSP Group PLC ("QSP"). QSP, headquartered in the UK, was a provider of financial systems to global 2000 companies and was placed in administrative receivership on October 17, 2001. The Company acquired QSP's intellectual property and a consulting services contract for $2 million in cash. The Company intends to provide customer support and consulting services to QSP's UK customers.

WALKER INTERACTIVE SYSTEMS, INC.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of results of operations and financial condition of the Company should be read in conjunction with the Company's unaudited financial statements and notes thereto included elsewhere in this Form 10-Q. The report on this Form 10-Q contains forward-looking statements, including statements related to industry trends and demand for mainframe products, cash commitments and working capital requirements. Discussions containing such forward-looking statements may be found in the material set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations," generally and specifically therein under the captions "Recent Developments," "Liquidity and Capital Resources," and "Additional Risk Factors." Actual events or results may differ materially from those discussed herein. The Company disclaims any obligation to update these forward-looking statements as a result of subsequent events. The risk factors on pages 15 through 21, among others, should be considered in evaluating the Company's prospects and future financial performance.

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

RECENT DEVELOPMENTS

The Company divested its IMMPOWER product line in April 2000 and its Aptos product line in October 2000. For the third quarter of 2000, revenues and operating expenses from these divested product lines were $500,000 and $1.8 million, respectively. For the first nine months of 2000, revenues and operating expenses from these divested product lines were $3.6 million and $6.2 million, respectively. In October 2001, the Company executed a final settlement with B- Plan regarding the Aptos divestiture. (See Note 4 - Divestitures)

During the quarter ended September 30, 2000, the Board of Directors approved a strategic restructuring plan designed to reduce costs and strengthen the Company's position to successfully execute its e-business strategy. The Company recorded pretax restructuring charges totaling $1.9 million, primarily severance costs related to involuntary employee terminations, and an impairment charge of $4.8 million, primarily related to its legacy Tamaris software product. As of September 30, 2001, approximately $400,000 of such cost has not yet been paid out, the majority of which relates to long-term lease obligations.

The product line divestitures and the on-going effect of the strategic restructuring have reduced both total revenues and operating costs when comparing both the three month and the nine month periods ending September 30, 2001 and 2000.

On March 5, 2001, the Company announced that its common stock was removed from the Nasdaq National Market and became eligible for trading on the OTC Bulletin Board under the symbol "WALK.OB". Nasdaq's decision to delist the Company's common stock from the Nasdaq National Market was based primarily on the Company's net tangible assets, as defined by Nasdaq, falling below the minimum requirement.

On November 1, 2001, the Company announced the acquisition of certain assets of QSP Group PLC ("QSP").

RESULTS OF OPERATIONS

Quarters ended September 30, 2001 and September 30, 2000

REVENUES

Total revenues for the three months ended September 30, 2001 were $10.7 million, a decrease of $2.0 million, or 15.6%, as compared to the three months ended September 30, 2000. The decrease in total revenues relates primarily to divested product lines, and to the negative impact of the events of September 11, 2001, particularly on license agreements which are typically executed in the last several weeks of a quarter.

License revenues for the three months ended September 30, 2001 were $822,000, a decrease of $1.0 million, or 54.9%, as compared to the three months ended September 30, 2000. The Company's e-business enterprise solutions have a long sales cycle as collaborative commerce involves coordination with multiple vendors, which generally increases the value of each transaction and adds time and complexity to the process. In the aftermath of the events of September 11th license revenues, where the agreements are traditionally executed in the last several weeks of a quarter, were negatively impacted.

Maintenance revenues for the three months ended September 30, 2001 were $5.6 million, a decrease of $800,000, or 12.6%, as compared to the three months ended September 30, 2000. Approximately $300,000 of the decrease relates to divested product lines. The remainder of the decrease is attributable to lower license revenue from the legacy product lines during 2000 resulting in the lapse of related maintenance contracts in excess of new contracts and renewals during 2001.

Consulting revenues for the three months ended September 30, 2001 were $4.3 million, a decrease of $176,000, or 3.9%, as compared to the three months ended September 30, 2000. The decrease relates primarily to divested product lines.

COSTS OF LICENSES, MAINTENANCE AND CONSULTING.

Costs of licenses, maintenance and consulting were $4.3 million for the three months ended September 30, 2001, representing 39.9% of total revenues, and $6.8 million for the three months ended September 30, 2000, representing 53.3% of total revenues.

The costs of licenses as a percentage of license revenues increased in the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. Although costs remained substantially the same in absolute dollar terms, they increased as a percentage due to the lower revenue base in three months ended September 30, 2001.

The cost of maintenance, as a percentage of related revenue, increased in the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. Although costs remained substantially the same in absolute dollar terms, they increased as a percentage due to the lower revenue base in three months ended September 30, 2001.

The costs of consulting, as a percentage of related revenue, decreased in the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. The decrease reflects the effect of the restructuring actions taken in the third quarter of 2000, together with a relative reduction in the use of outside contractors in 2001.

SALES AND MARKETING.

Sales and marketing costs for the three months ended September 30, 2001 were $2.8 million, a decrease of $2.6 million, or 47.7%, as compared to the three months ended September 30, 2000. As a percentage of total revenues, sales and marketing expenses were 26.5% and 42.8% in the three months ended September 30, 2001 and 2000, respectively. The decrease is attributable to reduced discretionary spending and reduced sales and marketing employee related costs.

PRODUCT DEVELOPMENT.

Product development related expenses, excluding amortization of capitalized software, were as follows:

                                        Three Months Ended
                                          September 30,
                                      -------------------
                                         2001      2000
                                      --------- ---------
Product development expenditures.....   $2,298    $4,736
Less:
   Additions to capitalized software.     (430)     (394)
                                      --------- ---------
Product development expense..........   $1,868    $4,342
                                      ========= =========

Net product development expense decreased $2.5 million, or 57%, in the three months ended September 30, 2001 as compared to the three months ended September 30, 2000 and was 17.5% and 34.3% of total revenues, respectively. For the three months ended September 30, 2001, total product development expenditures decreased $2.4 million reflecting the effect of product line divestitures and restructuring actions. RareVision costs were approximately $500,000 for the quarter ended September 30, 2001, compared to approximately $1.2 million for the quarter ended September 30, 2000. Additions to capitalized software increased $36,000, or 9.1%, in the third quarter of fiscal 2001 as compared to the third quarter of fiscal 2000 and were 18.7% and 8.3% of product development expenditures, respectively. The increase in software costs capitalized in the three months ended September 30, 2001 is primarily attributable to additional investment in the next generation of the Company's analytical product offering.

AMORTIZATION OF CAPITALIZED SOFTWARE.

Capitalized software amortization in the three months ended September 30, 2001 was $763,000, a decrease of $127,000, or 14.3%, as compared to the three months ended September 30, 2000. Amortization has decreased since the third quarter of fiscal 2000 due to the impairment of $4.8 million of capitalized software during that quarter as part of the Company's restructuring actions.

GENERAL AND ADMINISTRATIVE.

General and administrative expenses in the three months ended September 30, 2001 were $1.0 million, a decrease of $1.9 million, or 65.6%, as compared to the three months ended Sept 30, 2000. As a percentage of total revenues, general and administrative expenses were 9.2% and 22.6% in the three months ended September 30, 2001 and 2000, respectively. The decrease in the three months ended September 30, 2001 is primarily due to the effect of the product line divestitures, lower employee and facilities costs resulting from the Company's restructuring actions during the third quarter of 2000, and a $300,000 reversal of an accrual resulting from a favorable sales tax determination during the third quarter of 2001.

PROVISION FOR INCOME TAXES.

In the three months ended September 30, 2001, the Company provided $25,000 for state and foreign income taxes that could not be offset against net operating loss carryforwards. In the three months ended September 30, 2000, the Company recorded an income tax expense of $50,000 associated with state and foreign taxes.

Nine months ended September 30, 2001 and September 30, 2000

REVENUES

Total revenues for the nine months ended September 30, 2001 were $35.8 million, a decrease of $5.5 million, or 13.3%, as compared to the nine months ended September 30, 2000. The decrease in total revenues relates primarily to divested product lines.

License revenues for the nine months ended September 30, 2001 were $6.5 million, an increase of $2.4 million, or 57.9%, as compared to the nine months ended September 30, 2000. The Company's e-business enterprise solutions have a long sales cycle as collaborative commerce involves coordination with multiple vendors, which generally increases the value of each transaction and adds time and complexity to the process. The Company was in the early stage of its transition to e-business solutions during the nine months ended September 30, 2000 whereas the Company executed several significant license agreements during the nine months ended September 30, 2001.

Maintenance revenues for the nine months ended September 30, 2001 were $17.0 million, a decrease of $3.8 million, or 18.3%, as compared to the nine months ended September 30, 2000. Approximately $1.6 million of the decrease relates to divested product lines. The remainder of the decrease is attributable to lower license revenue from the legacy product lines during 2000 resulting in the lapse of related maintenance contracts in excess of new contracts and renewals.

Consulting revenues for the nine months ended September 30, 2001 were $12.3 million, a decrease of $4.1 million, or 25.0%, as compared to the nine months ended September 30, 2000. Approximately $1.9 million of the decrease relates to divested product lines. Higher utilization rates for the nine months ended September 30, 2001 were offset by headcount reductions made as part of the Company's restructuring actions in the third quarter of 2000, which reduced total consulting revenue.

COSTS OF LICENSES, MAINTENANCE AND CONSULTING.

Costs of licenses, maintenance and consulting were $12.9 million for the nine months ended September 30, 2001, representing 36.1% of total revenues, and $20.9 million for the nine months ended September 30, 2000, representing 50.6% of total revenues.

The costs of licenses, as a percentage of license revenues, decreased in the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. The decrease results from the Company selling a higher proportion of products that utilize the Company's own technology rather than technology licensed from third parties.

The cost of maintenance, as a percentage of related revenue, increased in the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. This increase is the result of increased costs during the period, coupled with a reduction in the revenues in the nine months ended September 30, 2001.

The costs of consulting, as a percentage of related revenue, decreased in the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. The decrease reflects the effect of the restructuring actions taken in the third quarter of 2000, together with a relative reduction in the use of outside contractors in 2001.

SALES AND MARKETING.

Sales and marketing costs for the nine months ended September 30, 2001 were $9.0 million, a decrease of $6.1 million, or 40.5%, as compared to the nine months ended September 30, 2000. As a percentage of total revenues, sales and marketing expenses were 25% and 36.4% in the nine months ended September 30, 2001 and 2000, respectively. The decrease is attributable to reduced discretionary spending and reduced sales and marketing employee related costs.

PRODUCT DEVELOPMENT.

Product development related expenses, excluding amortization of capitalized software, were as follows:

                                        Nine Months Ended
                                          September 30,
                                      -------------------
                                         2001      2000
                                      --------- ---------
Product development expenditures.....   $8,208   $13,066
Less:
   Additions to capitalized software.   (1,140)   (3,055)
                                      --------- ---------
Product development expense..........   $7,068   $10,011
                                      ========= =========

Net product development expense decreased $2.9 million, or 29.4%, in the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000 and was 19.7% and 24.2% of total revenues, respectively. For the nine months ended September 30, 2001, total product development expenditures decreased $4.9 million reflecting the effect of product line divestitures and restructuring actions. RareVision costs were approximately $2.9 million for the nine months ended September 30, 2001, compared with $2.1 million for the nine months ended September 30, 2000. Additions to capitalized software decreased $1.9 million, or 62.7%, in the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000 and were 13.9% and 23.4% of product development expenditures, respectively. The decrease in software costs capitalized in the nine months ended September 30, 2001 is primarily attributable to a larger portion of product development resources being allocated to projects that do not meet the Company's capitalization criteria. During the nine months ended September 30, 2000, significant research and development resources were allocated to the Company's e2 product that was launched in the second quarter of fiscal 2000.

AMORTIZATION OF CAPITALIZED SOFTWARE.

Capitalized software amortization in the nine months ended September 30, 2001 was $2.3 million, a decrease of $1.6 million, or 41.9%, as compared to the nine months ended September 30, 2000. Amortization has decreased since the third quarter of fiscal 2000 due to the impairment of $4.8 million of capitalized software during that quarter as part of the Company's restructuring actions.

GENERAL AND ADMINISTRATIVE.

General and administrative expenses in the nine months ended September 30, 2001 were $4.3 million, a decrease of $4.3 million, or 50.0%, as compared to the nine months ended September 30, 2000. As a percentage of total revenues, general and administrative expenses were 12.1% and 20.9% in the nine months ended September 30, 2001 and 2000, respectively. The decrease in the nine months ended September 30, 2001 is primarily due to the effect of the product line divestitures, lower employee and facilities costs resulting from the Company's restructuring actions during the third quarter of 2000, a $450,000 benefit from termination of a lease and a $300,000 benefit from a favorable sales tax determination.

PROVISION FOR INCOME TAXES.

In the nine months ended September 30, 2001, the Company provided $75,000 for state and foreign income taxes that could not be offset against net operating loss carryforwards. In the nine months ended September 30, 2000, the Company recorded an income tax expense of $148,000 associated with state and foreign taxes

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2001, the Company's principal sources of liquidity included cash, cash equivalents and short-term investments aggregating $7.4 million. In addition, in March 2001 the Company replaced its $6.0 million line of credit, secured by marketable securities, with a new credit facility. Under the terms of the new credit facility, which is renewable annually, the Company may borrow up to $6.0 million, dependent upon the amount of eligible accounts receivable, as defined in the agreement. No borrowings were outstanding as of September 30, 2001.

The Company's operating activities used cash of $638,000 and $9.7 million in the nine months ended September 30, 2001 and September 30, 2000, respectively. Cash flows from operating activities for the nine months ended September 30, 2001 primarily reflected net income of $469,000; a decrease in accounts receivable, net of reserves, of $890,000; a decrease in accounts payable and accrued expenses of $3.8 million; a decrease in deferred revenue of $1.1 million, and depreciation and amortization of $3.2 million. Cash flows from operating activities for the nine months ended September 30, 2000 primarily reflected a net loss of $23.4 million; depreciation and amortization of $5.6 million; a decrease in accounts receivable, net of reserves, of $5.3 million; and a decrease in deferred revenue of $4.4 million.

Financing activities provided $196,000 and $1.5 million in cash during the nine months ended September 30, 2001 and September 30, 2000, respectively, substantially all of which comprised proceeds from the issuance of stock under the Company's employee stock purchase plan and proceeds from stock options exercised.

Investing activities used $126,000 in cash during the nine months ended September 30, 2001 and provided $3.7 million in cash during the nine months ended September 30, 2000. The major cash flows in the nine months ended September 30, 2001 comprised net investment activity totaling $1.7 million, offset by additions to capitalized software of $1.1 million and fixed asset purchases of $670,000. The major cash flows in the nine months ended September 30, 2000 comprised net investment activity totaling $7.3 million, offset by additions to capitalized software of $3.1 million and fixed asset purchases of $533,000.

The Company believes that its principal sources of liquidity, which include cash and cash equivalents of $7.4 million as of September 30, 2001 and funds expected from operations will satisfy the Company's currently anticipated working capital and capital expenditure requirements for at least the next twelve months. In addition, the Company has a credit facility that provides for up to $6.0 million of borrowings, dependent upon the amount of eligible accounts receivable, as defined in the agreement. However, there can be no assurance that the Company will not need to raise additional capital to fund operations within this period. There can be no assurance that additional financing can be obtained on acceptable terms, or at all. If additional funds are raised by issuing equity securities, dilution to stockholders may result. If adequate funds are not available, the Company may be harmed.

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

The Company has and expects to enter into fixed- price consulting agreements, particularly in response to increased competition in the industry. The Company has recognized lower profit margins on certain fixed-price service agreements when compared to variable agreements. No assurance can be given that the Company will be able to conclude fixed-price agreements on terms that will allow the Company to achieve acceptable operating margins.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the reported market risks as discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

PART II. OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K
    Exhibits

None
    Reports on Form 8-K

None

WALKER INTERACTIVE SYSTEMS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WALKER INTERACTIVE SYSTEMS, INC.

(Registrant)
Date: November 13, 2001

By:	/s/ Stanley V. Vogler

Stanley V. Vogler
Chief Financial Officer