Form 10-K
period 2001-12-31
WALKER INTERACTIVE SYSTEMS INC
filed 2002-03-22
CIK 883983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-19872

Walker Interactive Systems, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	95-2862954
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

303 Second Street, 3 North

San Francisco, California 94107
(Address of Principal Executive Offices including Zip Code)

(415) 495-8811

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 Par Value Per Share
(Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Based on the average bid and ask prices of the Registrant’s common stock on the Over the Counter Bulletin Board on March 8, 2002, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $19,880,866. Shares of the Registrant’s common stock held by each officer and director and by each person who owns 5% or more of the Registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      The number of shares of the Registrant’s common stock outstanding as of March 8, 2002 was 15,188,644.

DOCUMENTS INCORPORATED BY REFERENCE

      Part III of this Report on Form 10-K incorporates information by reference from the Registrant’s definitive Proxy Statement to be used in conjunction with its 2001 Annual Meeting of Stockholders, to be held in May 2002.

WALKER INTERACTIVE SYSTEMS, INC.

FORM 10-K

PART I

Item 1.     Business

Overview

     Introduction

      Walker Interactive Systems, Inc. (hereinafter “Walker”, “Elevon”, “we”, “our”, “us”, or the “Company”) was incorporated in California in 1973 and reincorporated in Delaware in March 1992. In February 2002, Walker announced that it would do business as Elevon, Inc. We design, develop, market and support, on a worldwide basis, a family of enterprise financial, operational and analytical software products that enable large and medium-sized organizations, higher education institutions, and federal, state and government agencies to optimize their business processes, reduce business costs, and improve management information needed to run their business. We derive our revenue from software licenses, software maintenance and professional consulting services. Our collaborative commerce solutions and analytical applications are licensed to large and mid-size companies and similarly sized governmental organizations worldwide.

     Recent Update

      On November 28, 2000, we received a Nasdaq Staff Determination indicating that we failed to comply with the net tangible assets requirement set forth in Marketplace Rule 4450(a)(3) and the requirements of Maintenance Standard 2 for market capitalization, market value of public float, and minimum bid price, and that our securities were, therefore, subject to delisting from The Nasdaq National Market. We attended an appeal hearing before a Nasdaq Listing Qualifications Panel to review the Staff Determination on February 15, 2001. On March 5, 2001 the Nasdaq Listings Qualifications Panel made the determination to delist our securities from the Nasdaq Stock Market effective with the opening of business March 6, 2001. Since March 6, 2001, our common stock has traded on the Over the Counter Bulletin Board.

      On November 1, 2001, we announced the acquisition of certain assets of QSP Group PLC (“QSP”). QSP, headquartered in the United Kingdom, provided financial systems to Global 2000 companies and was placed in administrative receivership on October 17, 2001. We acquired QSP’s intellectual property and a consulting services contract for $2.0 million in cash. We intend to provide customer support and consulting services to QSP’s customers, and sell and market the solutions through our existing sales channels. In February 2002, after taking into consideration the change in products and services we are delivering to the market, as well as our recent acquisition of the QSP intellectual property, we decided that to change the marketplace’s perception of us as primarily a provider of mainframe financial software, it was necessary to change our brand name to “Elevon.”

     Strategic Direction

      During 1999, we changed our strategic direction to emphasize e-business solutions and analytical applications, and began to refocus ourselves as a provider of e-business and collaborative commerce solutions. As part of our strategic redirection, we redesigned our software products specifically for the Internet architecture and business-to-business e-business models. We believe that our architecture is among the most scalable and adaptable for enterprise-level business software, and our strategy is to offer enterprise financial, operational and analytical solutions to a variety of industries. Our collaborative commerce solutions integrate processes within and across enterprise boundaries for the benefit of the enterprise, its suppliers and its customers. These processes include procurement, revenue management, financial management and insight, business planning, budgeting, forecasting and financial consolidation.

      Our software products utilize the Microsoft Windows operating systems on the desktop, NT, UNIX and S/390 operating systems on the server and industry-leading On Line Analytical Processing (“OLAP”), Relational Database Management Systems (“RDBMS”) including IBM’s DB2 and DB2 OLAP server, Hyperion Solutions’ Essbase and Microsoft SQL/ Server. Our collaborative commerce solutions utilize the latest-generation IBM z-series Web Application Server. We expect that the purchase of the QSP intellectual property will enable us to expand the solutions we offer to the UNIX platform.

      Elevon Collaborative SynergiesTM solutions represent our core suite of business and financial solutions, utilizing the power of the enterprise server for highly scalable transaction processing and reliability/ availability, with the thin client architecture of the browser based interface. This Internet-based architecture provides an optimized platform for delivery of collaborative commerce solutions. We also develop and market analytical applications, which provide financial reporting, budgeting and financial consolidation solutions for large and mid-sized organizations. These analytical applications integrate with Elevon Collaborative Synergies solutions and also work on a standalone basis with leading Enterprise Resource Planning applications. Our software products include productivity tools that allow applications to be extensively customized to fit the customer’s particular requirements. We complement our software products by providing specialized consulting services to assist customers with customization and implementation.

      We derive our revenue from software licenses, software maintenance and professional consulting services. Our solutions are licensed primarily to Global 2000 companies and similarly sized business and governmental organizations worldwide. Our solutions and services are marketed primarily through a direct sales force located in the United States and the United Kingdom.

INDUSTRY BACKGROUND

      Large, geographically diverse organizations generate enormous amounts of financial, operational, sales, marketing and other data. We believe that the transaction-oriented information systems used by these organizations are typically critical to their efficiency, productivity and competitiveness, providing the availability of continuous and simultaneous information to employees, customers and suppliers. In the day-to-day operations of large organizations, transactional data needs to be promptly and easily retrieved from a variety of financial and operational systems, summarized and organized into meaningful business information that has a consistent business context. The process of integrating the data is complex when large organizations employ multiple accounting systems, operational systems and transactional databases, spread their business across many different geographies and have different information requirements by function and across the organization. Furthermore, we believe that the current business climate of deregulation and merger/acquisition activities in many industries has added additional complications as well as the need for scalable and adaptable business processes.

      Organizations attempt to collect, summarize, organize and present information from heterogeneous computer systems and transactional data sources in various ways. Reports can be assembled through entry of data into spreadsheets and by using data from accounting systems and other operational systems. Many organizations have tried to automate information systems through the use of software developed internally or through assistance from outside consultants. We believe that these custom-built systems are becoming increasingly obsolete because they are rigid in structure, expensive and time consuming to create and maintain, and difficult to update when business processes and requirements change. Moreover, we believe growing competition has increased the demand for more timely business information specific to each function within the organization.

MARKET OPPORTUNITIES

      The following market dynamics are important factors shaping our strategy moving forward:

e-Business and Collaborative Commerce

      The term e-business means many things to many people, but we believe it is well defined as the transformation of key business processes through the use of Internet technologies. The core processes that are the foundation of business are merged with the standards, simplicity and connectivity of the Internet. This melding of Internet technologies with key business processes creates opportunities for powerful interactive, transaction-intensive solutions that let companies do business in ever more efficient and effective ways.

Innovative companies of all sizes are using the Web to communicate with their suppliers, their customers and their partners, to connect with their back-end data-systems, and to transact commerce. We expect the opportunities presented by this new business model to enable organizations to collaborate more fully with their suppliers, customers and partners in a seamless manner. This opportunity has now defined itself as collaborative commerce. The market potential for collaborative commerce solutions is significant, according to leading analysts such as IDC, Meta Group and Gartner Group. We believe that Elevon Collaborative Synergies solutions, which extend beyond the four walls of the enterprise, will allow current business processes to be streamlined and integrated, by removing valueless processes, creating valuable new processes, and moving “misplaced” processes.

Analytical Applications

      The need for better business information has created a growing need for analytical application software to help organizations gain business knowledge from the large volumes of transactional data available from daily operations. These software solutions work on a stand-alone basis, or in conjunction with core financial systems to translate data into business insight, and thus maximize the value of financial information. We believe our analytical applications, by integrating financial applications and analytical solutions, should deliver a solution that links business goals to operational data so organizations have deeper insight into their business operations.

Internet Architectures

      In recent years, the market has seen the rapid adoption of thin client/centralized server architecture models, a significant contrast to the client/server architectures that have been prevalent since the mid-1990s. Internet based computing can enable companies to protect their existing information technology investments while taking advantage of new technologies by dynamically linking Internet, client/server and legacy systems. We believe that our Internet architecture model has created opportunities for competitive advantage in our market, and for our customers, through a combination of business processes optimized for the Internet model, improved collaboration, browser based interfaces, enhanced services, shared services and lower transaction costs. Elevon Collaborative Synergies solutions are designed to support this integrated Internet architecture and the e-business process model.

Shared Services

      Large organizations should be able to reduce the costs and complexity of information systems by centralizing many administrative functions. These centralized functions are now being combined with distributed operational procedures. We believe our high-volume, collaborative synergies solutions support both models for distributing information when and where it is needed within the extended organization, significantly enhancing the availability of timely information.

High Volume Transactions

      Large, geographically diverse organizations generate large volumes of transactions and data. As organizations extend their business beyond traditional enterprise boundaries through collaborative commerce, their transaction-oriented systems will often require increasing scalability to handle the increased volume from additional users and ever-growing transaction volumes. We believe our solutions provide scalable, cost-effective, high transaction volume capabilities.

OUR STRATEGY

      Our objective is to be a leading provider of collaborative solutions for the real-time enterprise. Our strategy for achieving this goal is as follows:

Enable the Transformation of Key Business Processes through the Use of Internet Technologies

      We believe that the collaborative commerce enablement of key business processes has created opportunities for competitive advantage in our market through Internet/ intranet-enabled solutions. We expect that our collaborative synergies solutions will allow organizations to transform core business processes utilizing existing information technology investments while taking advantage of powerful interactive, transaction-intensive solutions that let companies do business in ever more efficient and effective ways. We believe that our customers will have the ability to extend the reach of their business applications directly to employees, customers and suppliers worldwide.

Deliver Solutions which Provide Management Insight into Key, Complex Business Processes in Selected Vertical Markets

      We believe that large, complex businesses are best understood in a multidimensional context, by key performance indicators and across business units, time periods, geographies and product lines. Our solutions capture and warehouse key business processes and business information while retaining the business context of the information through our analytical solutions. These solutions analyze the transactional data within the applications to deliver information that we expect will allow managers to be more informed about their organization’s performance. Empowered by management insight, managers at all levels of the organization should then have the opportunity to better run their area of the business, enhancing competitiveness and bottom-line profitability. Our solutions use OLAP and relational database technology, which was developed specifically for multidimensional business analysis.

Provide Analytical Applications, which Complement Multiple Transaction Applications

      We focus on analytical applications for budgeting, consolidation, and management reporting, which we believe offer the greatest short-term market potential. These applications provide analytical analysis and reporting capabilities not available in traditional transaction systems. Most organizations recognize the need to integrate enterprise-wide financial and operational data to monitor company-wide performance. To respond to this need, our analytical applications integrate data from both our and non-Elevon applications, including leading Enterprise Resource Planning and best-of-breed application vendors.

Extend New and Existing Long-Term Relationships with Strategic Partners

      We have existing strategic relationships with leading hardware and software suppliers such as IBM, Microsoft, Hyperion Solutions, Inc., Commerce One, Inc., Information Builders, Inc., and Showcase Corporation, as well as with third-party providers, including global accounting and consulting firms. We believe that the development of our relationships with these partners, as well as expanding the scope of the relationships to include e-business and e-commerce solutions, will contribute to our future revenue growth.

Deliver Lower Cost/ Higher Performance Solutions

      While many vendors of enterprise software solutions are focusing their technology efforts on supporting a distributed client/server model, we intend to continue to build and enhance our e-business solutions for the IBM z900 as an e-business server. We build collaborative applications using Java technologies with a process we call Shared Transformation Enterprise Processes (“STEPs”). In addition, we intend to enhance the UNIX-based solution acquired from QSP. We believe that this puts us in a position to support multiple high-volume Internet-based computing environments. We believe that this capability, together with the growth of collaborative commerce, Internet bandwidth and processes that reflect an e-business way of working, supporting both shared and distributed service models, is a far more cost effective model than other distributed architecture models available in the market today.

Retain and Extend Long-Term Customer Relationships

      We intend to continue our focus on generating additional revenues from existing customers through software licenses, the introduction of new Elevon Collaborative Synergies solutions and services, and warranty maintenance. In addition, providing consulting and support services to existing customers represents a significant portion of our total revenues. We expect that follow-on revenues will create efficiencies for deployment of sales and marketing resources and strengthen relationships with our customers.

ELEVON SOLUTIONS AND SERVICES

      Elevon Collaborative Synergies solutions for the enterprise are designed to improve core business processes and to provide the functionality to create competitive advantage in an ever-changing global marketplace. We attempt to achieve this by offering solutions that combine flexible collaborative commerce solutions, analytical applications, deep industry knowledge and best practices expertise.

      Our family of solutions and services include:

•	Elevon Collaborative Synergies solutions for Global 2000 organizations; and

•	our analytical applications aimed at better managing company performance.

SOLUTIONS

Collaborative Synergies Solutions

      Elevon Collaborative Synergies solutions are designed to support new processes as organizations redefine existing processes as a result of collaborating with their suppliers and customers beyond the four walls of the enterprise. These STEPs solutions are intended to align stakeholder incentives and transform unproductive processes into win/win workflows. The goal of Elevon Collaborative Synergies solutions is to streamline inefficiencies, eliminate redundancies, reengineer roadblocks and reassign misplaced processes — those where work is done on one side of a barrier while the best resources and incentives for the task wait on the other — to match mission with motivation. We expect these improvements to compress business cycles, increase process velocity, and enhance value chain visibility.

      Elevon Collaborative Synergies solutions are organized into the following key operational areas:

•	STEPs — a suite of targeted, granular software applications that provide the specific incremental functionality needed to effect process transformation by complementing — rather than replacing — existing systems.

•	e-procurement — automates the purchasing process within and across enterprises.

•	e-revenue — automates the credit to collection process within and across enterprises.

•	e-insight — provides the information needed to manage the business.

•	e-technology — consists of the architecture, technologies and components that enable and support collaborative synergies. This technology is designed for large-scale, collaborative synergies environments.

•	Unified Collaborative Process (“UCP”) — the service element of Elevon Collaborative Synergies solutions. UCP melds new vision with innovative business process transformation and knowledge management methodologies.

Analytical Applications

      We have broadened the scope of our collaborative synergies offerings with the addition of analytical solutions that work with transactional data to provide in-depth insight into the enterprise. We expect this combination of collaborative synergies solutions and analytical applications, which include planning, forecast-

ing, financial consolidation and reporting solutions, to allow our customers the opportunity to better manage company-wide performance.

      The analytical applications employ a flexible architecture that leverages a single OLAP engine for all its applications. This provides companies with a solution that should ensure data integrity and be easy to deploy and maintain. As a result, we expect that organizations can gain the ability to make fast, informed business decisions and continually monitor performance improvement at all levels of the organization.

      The analytical applications are available for multiple operating systems and OLAP databases. They allow companies to track performance metrics that are specific to their organization. Any combination of these applications complements Elevon’s Collaborative Synergies solutions as well as non-Elevon financial and operational solutions.

      Our analytical applications include:

•	Planning and Forecasting — Automates the planning, forecasting and budgeting processes to reduce planning cycles, facilitate continuous planning and enable the prediction of company performance.

•	Financial Consolidation — Manages the collection, adjustment and reporting of consolidated results for enterprise-wide statutory, management and tax reporting.

•	OLAP Reporting and Analysis — A powerful reporting and analysis solution for enabling financial reports and analysis using any OLAP technology.

      In addition, we plan to launch our new “Active Financial Planning” solution in the second quarter of fiscal 2002. Active Financial Planning is a best-of-breed, web-based planning and decision support system that offers real-time collaboration focused on predictive and corrective planning.

PRODUCT DEVELOPMENT

      We continually work to enhance our existing products and develop new products to meet our customers’ ever-changing requirements. Our success will depend, in part on our ability to develop product enhancements and new products that keep pace with technological changes and changes in customers’ business practices. Product development costs charged to operations, including amortization of capitalized software development costs, were 24% of total revenues in 2001, 35% in 2000, and 22% in 1999.

      Due to the layered architecture of our collaborative synergies solutions, and our efforts to continually enhance our products in order to respond to evolving technologies, we believe that our core products have long life cycles. As operating systems, databases and presentation software technologies evolve, we expect to be able to modify our collaborative synergies solutions through an upgrade and by changing only the corresponding layer of software without having to change the other components of the system. Therefore, our customers should not have to completely replace our products in response to technological change. We work closely with our customers and prospective customers to determine their requirements and to define the functionality of our new products and enhancements to our existing products.

SERVICES

Professional Services

      It is our experience that organizations are increasingly leveraging information technology to accomplish their business objectives. Large, global organizations often rely heavily on their software investments to remain competitive. We provide a full range of services to support these needs. We believe our professional services organization adds significant incremental value, offering implementation, customization, migration, training and related services to our customers. We have suites of reusable tools and utilities designed to enable customers to complete customizations efficiently and cost effectively.

      Some of the areas addressed by our services include:

•	Integration — to integrate the customers’ existing applications into the Elevon Collaborative Synergies solutions.

•	Performance tuning — to increase computer throughput, reduce processing time and otherwise improve performance.

•	Migration — to assist in making cost-effective migrations to a new release or from one platform to another.

•	Conversion and integration — to integrate third-party applications into our framework or convert these products to our applications through our re-usable components, methodologies and e-technology.

Customer Support and Maintenance

      Our customer support and maintenance program includes 24-hour hotline telephone support for problem determination and resolution, account management, ongoing functional and technical enhancements for installed products, and membership in our user group, which meets annually and holds periodic regional conferences throughout the year.

REPORTABLE SEGMENTS

      Our product and service offerings are considered a single reportable segment. Information regarding domestic and international revenues and assets is contained in Note 11 to the Consolidated Financial Statements.

SALES AND MARKETING

      We sell our products primarily through our direct sales force in North America and the United Kingdom. In support of our sales force, we conduct marketing programs, which include direct mail, public relations, advertising, seminars, trade shows and ongoing customer communication programs. The sales cycle begins with the generation of a sales lead, or often the receipt of a request for proposal (“RFP”) from a prospect, which is followed by qualification of the lead, an analysis of the customer’s needs, response to the RFP (one or more presentations to the customer), customer internal approval activities and contract negotiation and finalization. While our sales cycle varies by product and by customer, our sales cycle has historically required three to twelve or more months.

      We market our products primarily to large or complex organizations with collaborative commerce and e-business requirements having intensive data processing and information management requirements. In each of the last three fiscal years, a substantial portion of our product revenue was derived from existing customers licensing either new products or products for additional sites.

      We regard our professional services and product development organizations as integral parts of our marketing strategy because of the length and technical nature of the sales process. Professional services and product development employees participate directly in the sales cycle and educate prospective customers on the advantages of using Elevon solutions rather than those developed internally or by other third parties.

COMPETITION

      The business and financial application software market for large, complex organizations is intensely competitive. The principal competitors with Elevon Collaborative Synergies solutions are SAP AG, Oracle Corporation and PeopleSoft, Inc. Our analytical applications compete primarily with Hyperion Solutions Corporation, Adaytum Software Inc. and Comshare, Inc.

      We also compete to a lesser extent with other independent software application vendors. Some of our current and potential competitors have substantially greater financial, technical, marketing and sales resources than we do. Some of these competitors also offer business application products not offered by us, primarily in the areas of human resources and manufacturing. However, we remain one of the few companies committed to providing and enhancing applications for the IBM z900 e-business server. Most of our competitors offer only UNIX-based applications.

      We encounter competition from a broad range of firms in the professional services market. These competitors include the consulting divisions of the major accounting firms, which possess greater resources than we do and compete with us mainly on the basis of the scope of services offered, and small independent firms that compete primarily on the basis of price.

PROPRIETARY RIGHTS

      We regard our products as proprietary and attempt to protect them with a combination of trade secrets, copyright and trademark laws, our license agreements with customers, our internal security systems, confidentiality procedures and employment agreements. Although we take steps to protect our trade secrets, we cannot assure you that misappropriation will not occur. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States.

      We typically provide our products to users under non-exclusive, non-transferable, perpetual licenses. Under the general terms and conditions of our standard product license agreement, the licensed software may be used only for internal operations on designated computers at specific sites. We make source code for some of our products available to our customers under agreements that restrict access to and use of the source code.

      We seek to protect our software, documentation and other written materials under copyright laws, which afford only limited protection. We also assert trademark rights in our product names. We have not sought to protect our products under patent laws, as we believe that the rapid pace of technological change in the computer industry makes patent or copyright protection of less significance than such factors as the knowledge and experience of management and personnel, name recognition, maintenance and support of software products and our ability to develop, enhance, market and acquire software products and services.

      Although we believe that our products do not infringe upon the proprietary rights of third parties, there can be no assurance that third parties will not assert infringement claims against us in the future with respect to current or future products, or that any such assertions will not require us to enter into royalty arrangements or result in costly litigation.

      For a description of certain proprietary risk factors, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Additional Risk Factors.”

EMPLOYEES

      As of December 31, 2001, we had 253 employees, 152 of whom were based in the United States and 101 were based internationally. Of the total, 38 employees were engaged in sales and marketing, 33 were in customer support, 85 were in professional services, 49 were in product development and 48 were in data processing, administration and finance positions.

Item 2.     Properties

      We currently lease the properties described below:

		Approximate	Square
		Square	Footage	Lease
Location	Usage	Footage	Sublet	Expiration

San Francisco, USA	Our headquarters	55,000	—	2007
Chicago, USA	Operations	11,000	—	2006
Atlanta, USA	Operations	9,000	—	2002
Toronto, Canada	Sublet	4,000	4,000	2003
Aylesbury, UK (Walker House)	Sublet	12,000	12,000	2009
Aylesbury, UK (The Gate House)	UK headquarters	8,000	—	2003
Gateshead, UK	QSP operations	3,800	—	2004

Total Square Footage		102,800	16,000

      We believe that we have adequate facilities to accommodate our operations in the near term and that additional space will be available at commercially reasonable terms as needed.

      As of December 31, 2001, approximately 16,000 square feet of office space in Toronto, Canada, and Aylesbury, England is not occupied by us and we consider it excess capacity. Of the excess, substantially all is sublet. We have provided approximately $1.4 million for our excess capacity lease commitments, net of expected sublease income of approximately $327,000. This is included in our accrued liabilities and other long-term obligations at December 31, 2001.

      In February 2002, we executed an agreement to transfer our lease in The Gate House, Aylesbury to a third party. The agreement provided that the third party would sublet one floor of the building to us, and we were able to consolidate our operations from approximately 16,000 square feet to approximately 8,000 square feet. However, we are contingently liable to the landlord for the full rent in the event that the third party defaults on the lease. The maximum potential liability for the remainder of the lease, which expires in 2016, would be approximately $5.0 million. We do not consider it likely that the third party would default.

Item 3.     Legal Proceedings

      As of December 31, 2001, there were no pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or to which any of our property is subject, which we anticipate would have a material adverse effect on our financial condition or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the quarter ended December 31, 2001.

PART II

Item 5.     Market for Registrant’s Common Stock and Related Security Holder Matters

      Our common stock has been traded on the Over the Counter Bulletin Board under the symbol “WALK” since March 6, 2001. Prior to that time, our common stock was traded on the Nasdaq National Stock Market. As of March 8, 2002, there were approximately 2,673 stockholders of record of our common stock. We have not paid any cash dividends and do not anticipate paying any cash dividends in the foreseeable future. The high and low sale prices per share of our common stock, for the periods set forth below, are as reported by the Nasdaq National Stock Market System and the range of high and low bid information per share for our common stock for the periods set forth below are as quoted on the Over the Counter Bulletin Board.

	For the Period or Quarter Ending

	January 1, 2001	March 6, 2001
	through	through
	March 5,	March 31,	June 30,	September 30,	December 31,
	2001	2001	2001	2001	2001

Over the Counter Bulletin Board

Bid range per common share
High	$—	0.84	1.00	0.84	0.96
Low	$—	0.69	0.51	0.45	0.44
Nasdaq National Stock Market

Price range per common share
High	$2.47	—	—	—	—
Low	$0.78	—	—	—	—

	Quarter Ending

	March 31,	June 30,	September 30,	December 31,
	2000	2000	2000	2000

Nasdaq National Stock Market

Price range per common share
High	$11.00	7.56	4.13	3.25
Low	$7.00	3.00	2.69	1.16

Item 6.     Selected Consolidated Financial Data

      The following table should be read in conjunction with our financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Years Ended December 31,

	2001	2000(1)	1999(2)	1998	1997(3)

	(In thousands, except per share amounts)
Statement of Operations Data:
Total revenues	$49,065	$51,422	$87,978	$101,413	$71,409
Income (loss) before income taxes	1,586	(26,565)	(24,887)	7,266	(2,179)
Net income (loss)	1,486	(26,747)	(37,788)	4,525	(3,477)

Per Share Data:
Basic net income (loss) per share	$0.10	$(1.84)	$(2.67)	$0.32	$(0.26)
Diluted net income (loss) per share	$0.10	$(1.84)	$(2.67)	$0.31	$(0.26)

Shares:
Shares utilized to compute basic net income (loss) per share	14,917	14,535	14,154	14,012	13,291
Shares utilized to compute diluted net income (loss) per share	14,958	14,535	14,154	14,688	13,291

Balance Sheet Data:
Cash, cash equivalents and investments	$5,041	$9,619	$22,014	$22,597	$27,690
Total assets	25,012	27,560	57,950	95,097	91,334
Stockholders’ equity (deficit)	(3,587)	(5,223)	19,119	57,051	51,689

(1)	Includes a $4.8 million charge for the impairment of certain capitalized software and a $1.9 million restructuring charge related to our reorganization.

(2)	Includes a $10.4 million charge for the impairment of certain capitalized software and goodwill, a $4.5 million restructuring charge in connection with the change in our strategic direction, and a $12.5 million increase in the tax valuation allowance.

(3)	Includes a $4.6 million charge for the write-off of in-process research and development from the acquisition of Revere, Inc. and a $1.3 million charge for the termination of an exclusive distribution agreement.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion of our results of operations and financial condition should be read in conjunction with our financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements, including statements related to industry trends, expected resolution of legal proceedings, cash commitments, liquidity, capital resources and working capital requirements. Discussions containing such forward-looking statements may be found in the material set forth under “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” generally and specifically therein under the captions “Liquidity and Capital Resources” and “Additional Risk Factors,” as well as elsewhere in this Annual Report on Form 10-K. Actual events or results may differ materially from those discussed herein. We disclaim any obligation to update these forward-looking statements as a result of subsequent events. The risk factors on pages 19 through 24, among others, should be considered in evaluating our prospects and future financial performance.

RECENT DEVELOPMENTS

      On February 4, 2002 we announced we would start doing business as Elevon, Inc.

      On November 1, 2001, we announced our acquisition of certain assets of QSP Group PLC (“QSP”). QSP, headquartered in the United Kingdom, provided financial systems to Global 2000 companies and was placed in administrative receivership on October 17, 2001. We acquired QSP’s intellectual property and a consulting services contract for $2.0 million in cash. We intend to provide customer support and consulting services to QSP’s customers, and market and sell the solutions through our existing sales channels.

      In the second quarter of 2000, we formed a wholly owned subsidiary, RareVision, Inc., to further the development and market testing of a business-to-business internet model for a web-based, knowledge management analytical application for smaller businesses. During fiscal 2000 and 2001, product development and marketing expenses totaling $6.6 million were incurred and charged to operations. During 2001, further development of the RareVision product line on a standalone basis was suspended and the remaining components of the development effort were integrated into our analytics product line.

      On March 5, 2001, we announced that our common stock would be removed from the Nasdaq National Market and become eligible for trading on the Over the Counter Bulletin Board under the symbol “WALK.OB”, effective March 6, 2001. Nasdaq’s decision to delist our common stock from the Nasdaq National Market was based primarily on our net tangible assets, as defined by Nasdaq, falling below the minimum requirement.

      During the quarter ended September 30, 2000, the Board of Directors approved a strategic restructuring plan designed to reduce costs and strengthen our position to successfully execute our e-business strategy. We recorded pretax restructuring charges totaling $1.9 million comprised mainly of severance costs related to the involuntary termination of employees in our United States and United Kingdom operations and costs arising from the consolidation of facilities in San Francisco and Aylesbury (United Kingdom). We also recorded $4.8 million of impairment charges, primarily related to software capitalized in the development of the legacy Tamaris product.

      We divested our IMMPOWER product line in April 2000 and our Aptos product line in October 2000. Total revenues from all divested product lines were $3.8 million in fiscal 2000 and $13.6 million in fiscal 1999.

CRITICAL ACCOUNTING POLICIES

      We believe the accounting policies described below to be the most critical in determining and understanding our results of operations. For a more detailed discussion of these policies and significant estimates inherent in the preparation of our consolidated financial statements, see Note 1 to the Consolidated Financial Statements.

Revenue Recognition

      Our revenues are derived from the sale of software licenses and from providing consulting and support services, generally to our licensees. The amount and timing of our revenues is critical in determining our results of operations, particularly on a quarterly basis. Our revenue also is key in the determination of certain costs that vary with revenue, such as commissions and royalties. Notwithstanding the detailed guidelines we have established in determining periodic revenue, judgments and estimates are required in the application of our revenue recognition policy, particularly where we are providing consulting services to large, complex organizations. Estimates and assumptions are required in establishing the scope, pricing, and the periodic reviews of cost to complete the engagements. While we believe our estimates and assumptions are reasonable, based on our historical experience and our evaluation of current facts and circumstances, we cannot assure you that actual results will not differ from our estimates.

Capitalization and Amortization of Product Development Costs

      Product development costs are a significant component of our operating costs. Our policy and its application in determining which costs are currently capitalized and amortized in future periods, or expensed as incurred, can impact our results of operations. Although our policy has definitive guidelines for the capitalization and amortization of software development costs, judgments are required in the estimation of future gross revenues from a product that are dependent upon factors such as market acceptance and the rate of technological change. We amortize capitalized software costs over a two-year period and review capitalized software costs on an on-going basis. If appropriate, we revise the amortization rate based on our then current assessment of future gross revenues. We cannot assure you that such future assessments will not differ from our initial estimates, which determine the capitalized amount and rate of amortization.

RESULTS OF OPERATIONS

2001 Compared to 2000

     Revenues

      Total revenues in 2001 were $49.1 million, a decrease of $ 2.4 million, or 4.6%, as compared to 2000. The decrease in total revenues relates primarily to divested product lines.

      License revenues in 2001 were $8.7 million, an increase of $3.5 million, or 68.9%, as compared to 2000. The increase in license revenue is due to the execution of several large license agreements during the year ended December 31, 2001, as customers migrated to our new generation of products. Our e-business enterprise solutions have a long sales cycle as collaborative commerce involves coordination with multiple vendors, which generally increases the value of each transaction and adds time and complexity to the process. A number of license agreements concluded in 2001 were the culmination of sales efforts that had started at least twelve months previously.

      Maintenance revenues in 2001 were $22.1 million, a decrease of $4.6 million, or 17.2%, as compared to 2000. Approximately $1.7 million of the decrease relates to divested product lines. The remainder of the decrease is attributable to lower license revenue from the legacy product lines during previous years resulting in the lapse of related maintenance contracts in excess of new contracts and renewals.

      Consulting revenues in 2001 were $18.3 million, a decrease of $1.3 million, or 6.6%, as compared to 2000. The decrease in consulting revenues is attributable to the divested product lines, which generated revenues of $2.1 million in the year ending December 31, 2000.

     Costs of Licenses, Maintenance and Consulting

      Cost of licenses, maintenance and consulting in 2001 were $18.2 million, a decrease of $7.5 million, or 29.2%, as compared to 2000, and represented 37.1% and 50.0% of total revenues in 2001 and 2000, respectively.

      The costs of licenses as a percentage of license revenues decreased in 2001 as compared to 2000. The decrease in 2001 results from a smaller proportion of license revenues being generated from our products that utilize technology licensed from third parties.

      The cost of maintenance, as a percentage of related revenue, increased in 2001 compared to 2000. Although costs have remained substantially the same, maintenance revenues have decreased as discussed above.

      The costs of consulting, as a percentage of related revenue, decreased in 2001 as compared to 2000. The decrease in 2001 is primarily attributable to higher utilization and realized rates associated with certain consulting engagements.

     Sales and Marketing

      Sales and marketing costs in 2001 were $12.5 million, a decrease of $5.5 million, or 30.5%, as compared to 2000. As a percentage of total revenues, sales and marketing expenses were 25.4% and 34.9% in 2001 and 2000, respectively. The decrease is mostly attributable to reductions in our discretionary spending and sales and marketing employee-related costs.

     Product Development

      Product development related expense, excluding amortization of capitalized software, was as follows (in thousands):

	2001	2000

Product development expenditures	$10,032	$16,671
Less:
Additions to capitalized software	(1,708)	(3,441)

Product development expense	$8,324	$13,230

      Product development expense decreased $4.9 million, or 37.1%, in 2001 as compared to 2000 and was 17.0% and 25.7% of total revenues in 2001 and 2000, respectively. Additions to capitalized software decreased $1.7 million, or 50.3%, in 2001 as compared to 2000 and were 17.0% and 20.6% of product development expenditures in 2001 and 2000, respectively. The decrease in product development expenditures capitalized in 2001 is primarily attributable to product development resources being allocated to projects that did not meet the criteria for capitalization.

      In June 2000, we formed a wholly owned subsidiary, RareVision, Inc., to further the development and market testing of a business-to-business internet model for a web-based, knowledge management analytical application for smaller businesses. Product development expenditures attributable to RareVision, Inc. amounted to $2.9 million in fiscal 2001 and $3.3 million in 2000.

      We divested our IMMPOWER product line in April 2000 and our Aptos product line in October 2000. Product development expense attributable to the IMMPOWER and Aptos product lines was $1.5 million in 2000.

     Amortization of Capitalized Software

      Capitalized software amortization in 2001 was $3.4 million, a decrease of $1.4 million, or 28.5%, as compared to 2000. The decrease in capitalized software amortization is primarily attributable to the impairment of $4.8 million of capitalized software as part of our restructuring actions during 2000.

     General and Administrative

      General and administrative expenses in 2001 were $5.9 million, a decrease of $4.6 million, or 44.0%, as compared to 2000. As a percentage of total revenues, general and administrative expenses were 12.0% and 20.4% in 2001 and 2000, respectively. The decrease in 2001 is primarily due to lower employee and occupancy costs resulting from our restructuring actions in 2000.

     Impairment and Restructuring Charges

      There were no impairment or restructuring charges in fiscal 2001. Impairment and restructuring charges for fiscal 2000 were $6.7 million, comprised of $1.9 million for employee reductions and facilities consolidation and $4.8 million for the impairment of capitalized software, primarily related to the legacy Tamaris product line (see Note 3: Impairment and Restructuring Charges).

     Interest and Other Income

      In 2001, we earned $335,000 in interest income compared to $809,000 in 2000, a decrease of $474,000 or 58.6%. The decrease was due to lower interest rates and lower cash balances available for investment. Also, other income for the year ended December 31, 2001 includes a realized gain of $442,000 from the disposal of the Aptos product line.

     Income Tax Expense

      In 2001, we provided $100,000 for state and foreign income taxes that could not be offset against net operating loss carryforwards, a decrease of $82,000 or 45.1% compared to 2000. In 2000, we provided $182,000 for state and foreign income taxes that could not be offset against net operating loss carryforwards.

2000 Compared to 1999

     Revenues

      Total revenues in 2000 were $51.4 million, a decrease of $ 36.6 million, or 41.5%, as compared to 1999. Approximately $9.9 million of this decrease is due to the divestiture of the IMMPOWER and Aptos product lines. A further $7.3 million of this decrease is attributable to the reduction in Year 2000 related projects.

      License revenues in 2000 were $5.1 million, a decrease of $9.4 million, or 64.8%, as compared to 1999. The license revenue decrease partly reflects our longer sales cycle resulting from our transition to e-business, as the transition to collaborative commerce involves coordination with multiple vendors that can delay the sales process. License revenues were also negatively impacted by the divestiture of the IMMPOWER and Aptos product lines. License revenues for these two product lines were less than $100,000 in fiscal 2000, compared with $4.1 million for fiscal 1999.

      Maintenance revenues in 2000 were $26.7 million, a decrease of $4.6 million, or 14.7%, as compared to 1999. Approximately $1.7 million of IMMPOWER and Aptos maintenance revenues were recorded in fiscal 2000, compared with $3.3 million in fiscal 1999. In addition, maintenance revenues were adversely affected by the decrease in license revenues.

      Consulting revenues in 2000 were $19.6 million, a decrease of $22.5 million, or 53.5%, as compared to 1999. We believe the decrease in consulting revenues was attributable to a reduction in implementation engagements as a consequence of the decreased license revenues and a decrease in non-implementation related projects (e.g., Year 2000, migration and best practice solutions engagements). Consulting revenues from Year 2000 engagements were $7.3 million in 1999. Consulting revenues from the divested businesses amounted to $2.0 million in fiscal 2000, compared with $6.3 million in fiscal 1999.

     Costs of Licenses, Maintenance and Consulting

      Cost of licenses, maintenance and consulting in 2000 were $25.7 million, a decrease of $16.2 million, or 38.6%, as compared to 1999, and represented 50.0% and 47.6% of total revenues in 2000 and 1999, respectively.

      The costs of licenses as a percentage of license revenues increased in 2000 as compared to 1999. The increase in 2000 results from a greater proportion of license revenues generated from our products that utilize technology licensed from third parties.

      The cost of maintenance, as a percentage of related revenue, decreased in 2000 compared to 1999. The decrease is mainly due to lower employee-related costs in fiscal 2000 resulting from our restructuring actions in the third quarter of the year.

      The costs of consulting, as a percentage of related revenue, increased in 2000 as compared to 1999. The increase in 2000 is primarily attributable to lower than expected consulting revenues and lower profit margins associated with certain fixed fee consulting engagements.

     Sales and Marketing

      Sales and marketing costs in 2000 were $17.9 million, a decrease of $4.0 million, or 18.1%, as compared to 1999. The decrease is mostly attributable to reductions in discretionary spending and sales and marketing employee-related costs. As a percentage of total revenues, sales and marketing expenses were 34.9% and 24.9% in 2000 and 1999, respectively. Sales and marketing expenses increased as a percentage of revenues because of the decrease in fiscal 2000 revenues compared to fiscal 1999.

     Product Development

      Product development related expense, excluding amortization of capitalized software, was as follows (in thousands):

	2000	1999

Product development expenditures	$16,671	$19,262
Less:
Additions to capitalized software	(3,441)	(5,052)

Product development expense	$13,230	$14,210

      Product development expense decreased $1.0 million, or 6.9%, in 2000 as compared to 1999 and was 25.7% and 16.2% of total revenues in 2000 and 1999, respectively. Additions to capitalized software decreased $1.6 million, or 31.9%, in 2000 as compared to 1999 and were 20.6% and 26.2% of product development expenditures in 2000 and 1999, respectively. The decrease in software costs capitalized in 2000 is primarily attributable to product development resources being allocated to projects that did not meet the criteria for capitalization.

      In June 2000, we formed a wholly owned subsidiary, RareVision, Inc., to further the development and market testing of a business-to-business internet model for a web-based, knowledge management analytical application for smaller businesses. Product development expenditures attributable to RareVision, Inc. amounted to $3.3 million in 2000.

      Product development expense attributable to the divested IMMPOWER and Aptos product lines was $1.5 million and $4.4 million in 2000 and 1999, respectively.

     Amortization of Capitalized Software

      Capitalized software amortization in 2000 was $4.8 million, a decrease of $0.6 million, or 11.7%, as compared to 1999. Additional amortization resulting from our new product releases during the year was offset by a decrease in software amortization associated with products impaired as part of our restructuring actions during 2000.

     General and Administrative

      General and administrative expenses in 2000 were $10.5 million, a decrease of $5.1 million, or 32.7%, as compared to 1999. As a percentage of total revenues, general and administrative expenses were 20.4% and 17.7% in 2000 and 1999, respectively. The decrease in 2000 is mainly due to lower employee and facilities costs resulting from our restructuring actions and a reduction in the provision for doubtful accounts in 2000 as compared to 1999. General and administrative expenses increased as a percentage of revenue because of the decrease in revenues in 2000 as compared to the previous year.

     Impairment and Restructuring Charges

      Impairment and restructuring charges for fiscal 2000 were $6.7 million, comprised of $1.9 million for employee reductions and facilities consolidation and $4.8 million for the impairment of capitalized software, primarily related to the legacy Tamaris product line. In 1999 we recorded charges of $14.9 million in connection with our change in strategic direction and the related restructuring costs. The 1999 charges include

$7.2 million for impairment of IMMPOWER and Aptos capitalized software costs and $3.2 million of goodwill impairment. In addition, restructuring charges of $4.5 million include $2.5 million for office consolidations and $2.0 million for workforce reductions (see Note 3: Impairment and Restructuring Charges).

     Income Tax Expense

      In 2000, we provided $182,000 for state and foreign income taxes that could not be offset against net operating loss carryforwards. In 1999, we provided $12.9 million for income taxes on a pretax loss of $24.9 million. The 1999 provision for income taxes included additions of $12.5 million to the deferred tax valuation allowance, fully reserving our previously recorded net deferred tax assets. The increase in the valuation allowance was the result of management’s assessment of the effect of the change in strategic direction and the timing of expiration of certain tax operating loss carryforwards and credits.

LIQUIDITY AND CAPITAL RESOURCES

      As of December 31, 2001, our principal sources of liquidity included cash, cash equivalents and short-term investments aggregating $5.0 million, and funds from operations. In addition, we have lines of credit, secured by accounts receivable, totaling $5.4 million. Under the terms of our domestic credit facility, which is renewable annually in the first quarter, we may borrow up to $4.0 million, dependent upon the amount of eligible domestic accounts receivable, as defined in the agreement. In November 2001, we also established a credit line for our United Kingdom receivables, whereby we may borrow up to $1.4 million (£1.0 million) against eligible receivables, as defined in the agreement. We had no borrowings under these lines of credit in either 2001 or 2000. We have future operating lease obligations of approximately $12.4 million through 2009 (see Note 10: Commitments and Contingencies and Item 2: Properties).

      Our operating activities used cash of $205,000 in 2001, used cash of $10.3 million in 2000 and provided cash of $6.8 million in 1999. The net loss in 2000 of $26.7 million included $4.8 million of non-cash charges related to impairment of certain capitalized software assets. The net loss in 1999 of $37.8 million included $22.9 million of non-cash charges related to impairment of certain capitalized software and goodwill and increases in valuation allowances for net deferred tax assets.

      Financing activities comprise proceeds from employee stock purchase plan issuances, offset by capital lease payments and acquisitions of treasury stock. These activities provided cash of $139,000 and $1.9 million in 2001 and 2000, respectively, and used cash of $240,000 in 1999. In 2001, 2000 and 1999, proceeds from the issuance of stock under our employee stock purchase plan and proceeds from stock options exercised provided $293,000, $1.9 million and $1.1 million in cash, respectively. We did not repurchase any of our stock in 2001 or 2000. We used cash in the amount of $1.1 million in 1999 to repurchase 223,000 shares of our common stock. All stock repurchases were made pursuant to resolutions of our Board of Directors in 1995 authorizing the repurchase of our outstanding shares of common stock, not to exceed a total aggregate cost of $17.5 million. Through December 31, 2001, we had acquired 1,060,000 shares of our common stock at an aggregate cost of $11.1 million. As of December 31, 2001, we had reissued the repurchased shares in connection with our employee stock purchase plan, one of our employee stock option plans, and the acquisition of Revere.

      Investing activities include the purchase of fixed assets, additions to capitalized software and net purchases, sales and maturities of our investment portfolio. These activities provided $430,000 and $3.4 million in cash during 2001 and 2000 respectively, and used $12.9 million in cash during 1999. Cash flows from 2001 comprised net inflows from investments totaling $4.9 million, offset by purchases of property of $805,000, the acquisition of QSP intellectual property of $2.0 million, and additions to capitalized software of $1.7 million. Cash flows from investing activities in 2000 comprised net inflows from investments totaling $7.5 million, offset by additions to capitalized software of $3.4 million and fixed asset purchases of $614,000. Cash flows from investing activities for 1999 primarily reflected net outflows from investments totaling $5.9 million, additions to capitalized software of $5.1 million, and fixed asset purchases of $2.0 million.

      We believe that our principal sources of liquidity, which include cash, cash equivalents and short term investments of $5.0 million as of December 31, 2001 and funds expected from operations will satisfy our currently anticipated working capital and capital expenditure requirements for at least the next twelve months. While there can be no assurance, we believe the non-cash charges in our statement of operations for depreciation and amortization of capitalized software will continue to exceed our cash requirements for capital expenditures and our additions to capitalized software, thereby providing cash flow to fund our working capital requirements. Variations in our working capital requirements are dependent primarily on the rate of growth in our revenues, the timing and mix of our revenues, and the timing of collections of accounts receivable associated with our revenues. In addition, we have credit facilities that provide for up to $5.4 million of borrowings, dependent upon the amount of eligible accounts receivable, as defined in the agreements. However, the following factors could affect liquidity and capital resources:

•	Our ability to successfully integrate the QSP intellectual property into our product portfolio and to generate positive cashflows from this product range.

•	The operational currency for our operations in Europe, the Middle East and Africa is the British pound. We do not have any formal hedge in place to mitigate potential exchange rate risk. A significant devaluation in the pound would adversely affect our reported revenues, costs, assets and liabilities. As of December 31, 2001, our operations in Europe, the Middle East and Africa represented approximately 25% of our revenues and assets (see Note 11: Geographic Operations). We expect this percentage to increase in 2002 as a result of our acquisition of the QSP intellectual property.

•	Our ability to successfully transition our product offerings to collaborative commerce solutions and to gain market acceptance for our new products, including the Active Financial Planning product.

•	Our performance is sensitive to general economic conditions. A sustained recession, in which customers delay or cancel discretionary software purchases, would be damaging to our operational results and cashflows.

      We cannot assure you that we will not need to raise additional capital to fund operations within the next twelve months. We cannot assure you that additional financing can be obtained on acceptable terms, or at all. If additional funds are raised by issuing equity securities, dilution to stockholders may result. If adequate funds are not available, our financial condition, our results from operations and the market price of our stock could be adversely affected.

ADDITIONAL RISK FACTORS

      We operate in a rapidly changing environment that involves numerous risks and uncertainties that could have a material adverse effect on us. The following discussion details some, but not all, of these risks and uncertainties.

Our operating results may fluctuate, which may adversely affect the trading price of our stock.

      Our operating results fluctuate as a result of a variety of factors including:

•	the execution of new license agreements;

•	the shipment of software products;

•	customer acceptance criteria for services performed;

•	completion of milestone or other significant development requirements pursuant to our license agreements;

•	the financial terms of consulting agreements and the inclusion of fixed as opposed to variable pricing;

•	third-party royalty payments for licensed software;

•	the demand for our products and services;

•	changes in our product and services mix;

•	the development and launch of new products and services, and the life cycles of our existing products and services;

•	product development expenditures required to update and expand our product portfolio and related third-party consulting costs;

•	sales and marketing expenses generally related to the entry into new markets with new or existing products and maintenance of market share in existing markets;

•	acquisitions and the integration and development of acquired entities or products;

•	competitive conditions in the industry; and

•	general economic conditions.

      As a result, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied upon as indications of our future performance.

      Our quarterly operating results are particularly dependent on the number of license agreement bookings we execute in each quarter. The amount of quarterly bookings has varied substantially from quarter to quarter due to a variety of reasons including:

•	a high proportion of license agreements are negotiated during the latter part of each quarter and these negotiations may not be completed before the quarter end;

•	the sales cycles for some of our products are relatively long due to our focus on “enterprise solutions” as opposed to individual products, which adds complexity to the customer’s selection, negotiation and approval process;

•	our longer sales cycle resulting from our transition to e-business, as the transition to collaborative commerce involves coordination with multiple vendors that can delay the sales process;

•	the amount related to each booking may vary significantly due to the need for different solutions for different customers;

•	procurement procedures may vary from customer to customer, which may affect the timing of the bookings;

•	the period for a customer to complete product evaluations and to complete any subsequent purchase approval may be delayed due to resource limitations; and

•	economic, political and industrial conditions can adversely affect business opportunities without notice.

      In addition, bookings that we execute during a particular quarter may not be recognized as revenue during such quarter because such bookings may not have met our revenue recognition criteria. We cannot assure you that we will be able to effect new bookings in accordance with historical results or management’s expectations, and our inability to do so could have a material adverse effect on our operating results, financial condition and the market price of our stock.

      While we typically sell our software under a standard license agreement, license agreements associated with large enterprise solutions often require the negotiation of terms and conditions that differ substantially from our standard license agreement terms. The negotiation of these agreements may extend the sales cycle. We may not always obtain terms and conditions that permit the recognition of revenue upon shipment of the licensed product or under the percentage of completion method of contract accounting rules. Accordingly, revenue may not be recognized after shipment of a product because specified milestones have not been met or because applicable services have not been completed.

      We have and expect to enter into fixed-price consulting agreements, particularly in response to increased competition in the industry. We have recognized lower profit margins on certain fixed-price service agreements when compared to variable agreements. No assurance can be given that we will be able to conclude fixed-price agreements on terms that will allow us to achieve acceptable operating margins, and the failure to do so could have a material adverse effect on our operating results, financial condition and the market price of our stock.

      We historically have generated a majority of our consulting revenue from pre- and post-implementation services. We have provided services that include, but are not limited to, Year 2000 readiness engagements, best practice solution engagements and other hardware and software solutions. We intend to continue to pursue consulting engagements for which we believe we are qualified. We cannot assure you that these engagements will result in profit margins equal to or greater than those engagements that are specific to a customer’s product implementation. Further, we cannot assure you that consulting revenue generated from non-implementation related projects will continue in the future. Our inability to obtain consulting engagements and derive adequate profit margins from such engagements could have a material adverse effect on our operating results, financial condition and the market price of our stock.

      Employee and facility related expenditures comprise a significant portion of our operating costs and expenses, and are therefore relatively fixed over the short term. In addition, our expense levels are based, in significant part, on our forecasted revenue. If revenue levels fall below our expectations, operating results are likely to be adversely affected. There can be no assurance that we will be able to achieve profitability on a quarterly or annual basis in the future. Any of the foregoing factors could cause our future operating results to fall below the expectations of public securities market analysts, which could have an adverse effect on the trading price of our common stock.

We were delisted from the Nasdaq National Market, which may adversely affect the trading price of our stock.

      As of March 6, 2001 our stock trades on the Over the Counter Bulletin Board. This is generally considered a less efficient market, and our stock price, as well as the liquidity of our common stock, may be adversely affected as a result. Further, we cannot assure you that our stock will be relisted on the Nasdaq National Market, or any other exchange, in the future.

The market price of our stock may experience volatility, which may cause the value of your investment in our common stock to decline.

      Technology companies, including ourselves, frequently experience volatility in their common stock prices. Factors such as quarterly fluctuations in results of operations, announcements of technological innovations by us or our competitors, the introduction of new products by us or our competitors, and macroeconomic conditions in the computer hardware and software industries generally may have a material adverse impact on the market price of our stock. If revenues or earnings in any quarter fail to meet the expectations of the investment community, our stock price could be impacted immediately. In addition, we have issued shares and stock options, which, if sold directly or exercised and sold on the open market in large concentrations, could cause our stock price to decline in the short term. Furthermore, the stock market has from time to time experienced extreme price and volume fluctuations that have particularly affected the market price for many technology companies, in some cases unrelated to the operating performance of those companies. These broad market fluctuations may materially adversely affect the market price of our stock.

If we are unable to renew our existing third party license agreements or obtain new agreements, we may not be able to successfully develop our technology and our business, operating results and financial condition may be adversely affected.

      We generate revenue from internally developed software products, some of which utilize technology licensed from third parties. We expect to continue utilizing third party technology and may enter into agreements with additional business partners. If sales of software utilizing third party technology increase disproportionately, gross margins may be below historical levels due to third party royalty obligations. We cannot assure you that the third parties will renew existing agreements with us or will not require financial conditions that are unfavorable to us. In addition, we cannot assure you that existing third party agreements will not be terminated. If we are unable to continue utilizing third party technology, we may not be able to successfully develop certain of our current and new products and our business, operating results and financial condition could be adversely affected.

If there is a downturn in the industry or in general economic conditions, our business, operating results and financial condition may be adversely affected.

      Certain software companies, including ourselves, have experienced significant economic downturns as a result of technological shifts and competitive pressures. These downturns are characterized by decreased product demand, price erosion, work slowdowns and layoffs. Our operations may, in the future, experience substantial fluctuations from period to period because of such industry patterns and general economic and political conditions which could affect the timing of orders from customers. We cannot assure you that such factors will not have a materially adverse effect on our business, operating results, financial condition, or market price of our stock.

Our international presence exposes us to risks that could have a material adverse affect on our business, operating results and financial condition.

      We will continue our presence in international markets by marketing our Elevon Collaborative Synergies solutions to Global 2000 organizations. Risks associated with such pursuits include, but are not limited to, the following: changing market demands, economic and political conditions in foreign markets, foreign exchange fluctuations, longer collections cycles, difficulty in managing a geographically dispersed organization and changes in international tax laws. Our operating results and financial condition are likely to be adversely affected if our operations in international markets are not successful. We do not have any formal hedge in place to mitigate potential exchange rate risk, and consequently a significant devaluation in the foreign currencies in which we operate would affect our reported revenues, costs, assets and liabilities. We expect international operations to increase in 2002 as a result of the acquisition of the QSP intellectual property.

If we are unable to compete successfully in our market it will harm our business.

      The business and financial applications software market for large, complex organizations is intensely competitive. Our principal competitors with e-business solutions are SAP AG, Oracle Corporation and PeopleSoft, Inc. With our analytical applications, we principally compete with Hyperion Solutions Corporation, Adaytum Software Inc. and Comshare, Inc.

      We also compete to a lesser extent with other independent software application vendors. Some of our current and potential competitors have substantially greater financial, technical, marketing and sales resources than us. Some of these competitors also offer business application products not offered by us, primarily in the areas of human resources and manufacturing. However, we remain one of the few companies committed to providing and enhancing applications for the mainframe environment. Most of the competitors listed above compete with us by offering UNIX-based applications. With the addition of the QSP intellectual property, we will now compete in the UNIX environment.

      We encounter competition from a broad range of firms in the professional services market, including the consulting divisions of the major accounting firms, which possess greater resources than we do, and small independent firms that compete primarily on the basis of price.

      The principal competitive factors in the market for business and financial applications software and services include product functionality, flexibility, portability, integration, reliability, performance, product availability, speed of implementation, quality of customer support and user documentation, vendor reputation, experience, financial stability, cost effectiveness and price. We believe that we compete favorably with respect to these factors. There can be no assurance, however, that we will be able to compete successfully in the future, and the failure to do so could have a material adverse effect on our operating results, financial condition and the market price of our stock.

If we are unable to stay current with the rapid technological change that characterizes the software industry, our products may not gain marketplace acceptance and our business, operating results and financial condition could suffer.

      The software industry is characterized by rapid technological change. The pace of change has accelerated due to advances in mainframe and client/ server technology and the growth in Internet, intranet and extranet utilization. We expect to evaluate potential opportunities and may invest in those that are compatible with our strategic direction. However, there can be no assurance that any such investments will be profitable. Our legacy products are also designed primarily for use with certain mainframe and client/ server systems. Our newly acquired product line is designed primarily for use in the UNIX environment. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete. Accordingly, our future success depends in part upon our ability to continue to enhance our current products and to develop and introduce new products that respond to evolving customer requirements and keep pace with technological development and emerging industry standards, such as new operating systems, hardware platforms, interfaces and third party applications software.

      We cannot assure you that:

•	we will be successful in developing and marketing product enhancements or new products that respond to technological change, changes in customer requirements or emerging industry standards;

•	we will not experience difficulties that could delay or prevent the successful development, introduction and marketing of such products and enhancements; or

•	any new products or enhancements that we may introduce will achieve market acceptance.

      The failure to do any of the above could have a material adverse effect on our operating results, financial condition and the market price of our stock.

If we are unable to introduce, develop and market new and enhanced versions of our software products, we may be put at a competitive disadvantage.

      Our success depends on our continued ability to introduce, develop and market new and enhanced versions of our software products. However, we cannot assure you that this process can be maintained. We plan to continue our investment in product development in future periods. However, we cannot assure you that revenues will be sufficient to support the future product development that is required for us to be competitive. Although we may be able to release new products in addition to enhancements to existing products, we cannot assure you that our new or upgraded products will be accepted by the market, will not be delayed or canceled, or will not contain errors or “bugs” that could affect the performance of the product or cause damage to users’ data.

If we are unable to effectively protect our intellectual property, we may be put at a competitive disadvantage; and if we are involved in an intellectual property rights dispute, we may not prevail and may be subject to significant liabilities or required to license rights from a third party.

      We regard our products as proprietary. Through our license agreements with customers and our internal security systems, confidentiality procedures and employee agreements, we have taken steps to maintain the trade secrecy of our products. However, we cannot assure you that misappropriation will not occur. In addition, the laws of some countries do not protect our proprietary rights to the same extent as do the laws of the United States. We cannot assure you that the confidentiality of any proprietary information will provide any meaningful competitive advantage. We have no patents relating to our products. We believe that, because of the rapid pace of technological change in the computer software industry, that patents and copyrights are less significant than factors such as the knowledge, ability and experience of our employees, frequent product enhancements and the timeliness and quality of support services. We cannot assure you that our current efforts to retain our products as proprietary will be adequate. The failure to do so could have a material adverse effect on our operating results, financial condition and the market price of our stock.

      Although we believe that our products do not infringe upon the proprietary rights of third parties, we cannot assure you that third parties will not assert infringement claims against us in the future with respect to current or future products, or that any such assertions will not require us to enter into royalty arrangements or result in costly litigation, or result in us being unable to use the intellectual property.

We may be subject to product liability claims if our software fails in mission critical applications, and limitation of liability provided in our license agreements may not protect us.

      The license and support of our software for use in mission critical applications creates the risk of product liability claims against us. Our license agreements with our customers contain provisions designed to limit our exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in such license agreements may not be enforced as a result of international, federal, state and local laws or ordinances or unfavorable judicial decisions. Damage liability or injunctive relief resulting from such claims could have a materially adverse impact on our business, operating results and financial condition.

Our business depends on certain key executives, the loss of whom could weaken our management team, and on attracting and retaining qualified personnel.

      We believe that our continued success depends in large part upon our ability to attract, train and retain highly skilled technical, sales, marketing and managerial personnel. Because of the high level of demand, competition for such personnel is intense and we sometimes experience difficulty in locating candidates with appropriate qualifications or within desired geographic locations. The success of our business is dependent on our ability to attract, train, retain and productively manage such personnel.

We have excess capacity in our San Francisco headquarters.

      Our headquarters are located in San Francisco under a lease that expires in 2007. Although historical commercial building vacancy rates have been low in San Francisco, recent changes in the economy have resulted in a significant increase in available office space. Our San Francisco headquarters office space exceeds our current needs and we are seeking to reduce this excess office space.

The difficulties inherent in integrating acquired businesses, products or technology could have an adverse effect on our results of operations, business and financial condition.

      We have acquired and may continue to acquire complimentary businesses, products or technology. The process of integrating an acquired company’s business into our operations may result in unforeseen operating difficulties and expenditures and may require significant management attention that would otherwise be available for the ongoing development of our business. Acquisitions involve numerous risks, including difficulties in the assimilation of operations, technologies and products of the acquired company, risks associated with entering markets in which we have no or limited direct prior experience and the potential loss of key employees of the acquired company. We cannot assure you that we will successfully integrate any new acquisition or realize any anticipated benefits of an acquisition. Further, future acquisitions by us could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization related to goodwill and other intangible assets, which could materially affect our operating results and financial condition.

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk

      We have short-term U.S. dollar interest-bearing investments, aggregating $458,000 at December 31, 2001, that are subject to interest rate risk. We analyzed our investments at year-end to determine the sensitivity to interest rate changes. The fair values of these instruments were determined by net present values. Our sensitivity analysis used the same change in interest rates for all maturities. All other factors were held constant. If interest rates changed by 1%, the expected effect on net income related to our investments would be immaterial.

      Approximately 75% of our revenues are denominated in the U.S. dollar. We do not engage in interest rate swaps or enter into foreign currency forward contracts.

Item 8.     Consolidated Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

      To the Stockholders and Board of Directors of Walker Interactive Systems, Inc.:

      We have audited the accompanying consolidated balance sheets of Walker Interactive Systems, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the consolidated financial statement schedule listed in Item 14(a)2. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Walker Interactive Systems, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

San Francisco, California

February 11, 2002

WALKER INTERACTIVE SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2001	2000

	(In thousands, except per
	share amounts)
ASSETS
Current Assets:
Cash and equivalents	$4,583	$4,219
Short-term investments	458	5,400
Accounts receivable, net of allowance for doubtful accounts of $476 in 2001 and $1,528 in 2000	11,431	8,816
Prepaid expenses	904	854
Other receivables	50	370

Total current assets	17,426	19,659
Property and equipment, net	1,740	2,121
Capitalized software, net of accumulated amortization of $52,865 in 2001 and $56,932 in 2000	4,853	4,541
Long-term accounts receivable	562	1,144
Other assets	431	95

Total assets	$25,012	$27,560

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$2,411	$2,625
Accrued liabilities	8,660	11,614
Deferred revenue	11,809	12,706

Total current liabilities	22,880	26,945
Deferred revenue	2,901	2,551
Other long-term obligations	2,818	3,287

Total liabilities	28,599	32,783

Commitments and contingencies (see Note 10)
Stockholders’ equity (deficit):
Common stock, $.001 par value: 50,000 shares authorized; issued 14,987 shares — December 31, 2001; 14,661 shares — December 31, 2000	15	15
Additional paid-in capital	76,751	76,458
Accumulated other comprehensive income	358	501
Accumulated deficit	(80,711)	(82,197)

Total stockholders’ deficit	(3,587)	(5,223)

Total liabilities and stockholders’ deficit	$25,012	$27,560

See notes to consolidated financial statements

WALKER INTERACTIVE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2001	2000	1999

	(In thousands, except
	per share amounts)
REVENUES:
License	$8,665	$5,131	$14,565
Maintenance	22,110	26,706	31,322
Consulting	18,290	19,585	42,091

Total revenues	49,065	51,422	87,978
OPERATING EXPENSES:
Costs of revenues:
Costs of licenses, maintenance and consulting	18,206	25,696	41,864
Amortization of capitalized software	3,398	4,755	5,388
Sales and marketing	12,459	17,929	21,895
Product development	8,324	13,230	14,210
General and administrative	5,869	10,482	15,581
Impairment of capitalized software and goodwill	—	4,799	10,427
Restructuring charges	—	1,905	4,518

Total operating expenses	48,256	78,796	113,883

Operating income (loss)	809	(27,374)	(25,905)
Interest and other income, net	777	809	1,018

Income (loss) before income taxes	1,586	(26,565)	(24,887)
Provision for income taxes	100	182	12,901

NET INCOME (LOSS)	$1,486	$(26,747)	$(37,788)

BASIC NET INCOME (LOSS) PER SHARE	$0.10	$(1.84)	$(2.67)

Shares utilized to compute basic net income (loss) per share	14,917	14,535	14,154

DILUTED NET INCOME (LOSS) PER SHARE	$0.10	$(1.84)	$(2.67)

Shares utilized to compute diluted net income (loss) per share	14,958	14,535	14,154

See notes to consolidated financial statements

WALKER INTERACTIVE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

						Accumulated
						Other		Total
						Comprehen-		Stock-
	Common Stock		Treasury Stock		Additional	sive		holders’
					Paid-in	Income	Accumulated	Equity/
	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	(Deficit)

	(In thousands, except share amounts)
Balance at December 31, 1998	14,184,685	$14	(49,207)	$(252)	$74,719	$232	$(17,662)	$57,051
Common stock issued under stock option and employee stock purchase plans	72,500		245,616	1,260	(153)			1,107
Treasury stock acquired			(222,500)	(1,052)				(1,052)
Comprehensive loss:
Currency translation adjustment						(116)
Unrealized loss on investments						(83)
Net loss for 1999							(37,788)
Total comprehensive loss								(37,987)

Balance at December 31, 1999	14,257,185	14	(26,091)	(44)	74,566	33	(55,450)	19,119
Common stock issued under stock option and employee stock purchase plans	403,394	1	26,091	44	1,892			1,937
Comprehensive income (loss):
Currency translation adjustment						398
Unrealized gain on investments						70
Net loss for 2000							(26,747)
Total comprehensive loss								(26,279)

Balance at December 31, 2000	14,660,579	15	—	—	76,458	501	(82,197)	(5,223)
Common stock issued under stock option and employee stock purchase plans	326,908				293			293
Comprehensive income (loss):
Currency translation adjustment						(150)
Unrealized gain on investments						7
Net income for 2001							1,486
Total comprehensive income								1,343

Balance at December 31, 2001	14,987,487	$15	—	$—	$76,751	$358	$(80,711)	$(3,587)

See notes to consolidated financial statements

WALKER INTERACTIVE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2001	2000	1999

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,486	$(26,747)	$(37,788)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	4,631	6,806	8,282
Provision for doubtful accounts	(167)	24	3,450
Deferred tax provision	—	—	12,501
Gain on property retirements and fixed assets writedowns	(49)	—	—
Impairment of capitalized software and goodwill	—	4,799	10,427
Changes in operating assets and liabilities:
Accounts receivable	(2,128)	7,826	8,827
Prepaids and other assets	(50)	1,617	(124)
Accounts payable and accrued liabilities	(3,490)	(3,604)	(1,366)
Deferred revenue	(547)	(3,608)	2,446
Proceeds from divestitures	—	946	—
Disposals of fixed and other assets in divested activities	—	1,122	—
Other	109	493	103

Net cash provided (used) by operating activities	(205)	(10,326)	6,758

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from employee stock purchase plan issuances and stock options exercised	293	1,937	1,107
Treasury stock acquired	—	—	(1,052)
Capital lease payments	(154)	(21)	(295)

Net cash provided (used) by financing activities	139	1,916	(240)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term and long-term investments	(4,490)	(3,635)	(14,771)
Maturities of short-term investments	7,704	500	7,375
Sales of short-term investments	1,700	10,611	1,507
Purchases of property and equipment	(805)	(614)	(2,031)
Purchase of QSP intellectual property	(2,000)	—	—
Additions to capitalized software	(1,708)	(3,441)	(5,052)
Other	29	21	85

Net cash provided (used) by investing activities	430	3,442	(12,887)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	364	(4,968)	(6,369)
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	4,219	9,187	15,556

CASH AND CASH EQUIVALENTS — END OF PERIOD	$4,583	$4,219	$9,187

Supplemental Disclosure:
Cash paid for income taxes	$80	$305	$1,334

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

1.     Organization and Summary of Significant Accounting Policies

      Description of the Company. Walker Interactive Systems, Inc. (hereinafter “Walker” or the “Company”) was incorporated in California in 1973 and reincorporated in Delaware in March 1992. On February 4, 2002 the Company announced it was now doing business as Elevon, Inc. Walker designs, develops, markets and supports, on a worldwide basis, a family of enterprise financial, operational and analytical software products that enable large and medium-sized organizations, higher education institutions, and federal, state and government agencies to optimize their business processes, reduce business costs, and improve management information needed to run their business. The Company derives its revenues from software licensing, software maintenance and professional consulting services. The Company’s e-business solutions and analytic applications are licensed to large and mid-size companies and similarly sized governmental organizations worldwide.

      During 1999, Walker changed its strategic direction to emphasize the e-business solutions and analytical product lines, concentrating on refocusing the Company as a provider of e-business solutions. In 1999 and during 2000, the Board of Directors approved restructuring plans designed to reduce costs and strengthen the Company’s position to successfully execute its e-business strategy. In refocusing its resources and efforts on e-business solutions for the enterprise, the Company incurred impairment and restructuring charges and divested its IMMPOWER and Aptos product lines (see Note 3: Impairment and Restructuring Charges and Note 4: Acquisitions and Divestures).

      On November 1, 2001, the Company announced the acquisition of certain assets of QSP Group PLC (“QSP”). QSP, headquartered in the United Kingdom, provided financial systems to Global 2000 companies and was placed in administrative receivership on October 17, 2001. The Company acquired QSP’s intellectual property and a consulting services contract for $2.0 million in cash. The Company intends to provide customer support and consulting services to QSP’s customers, and sell and market the solutions through existing sales channels. (See Note 4: Acquisition and Divestures).

      Principles of Consolidation. The consolidated financial statements include the accounts of Walker Interactive Systems, Inc. and its wholly owned subsidiaries. All inter-company balances and transactions have been eliminated.

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

      Significant estimates used in the preparation of consolidated financial statements include:

(i) Capitalization and amortization of product development costs. Software development costs are capitalized when technological feasibility is established and are generally amortized over two years, upon release to customers. The decision to commence capitalization and the rate of amortization require estimates of future gross revenues from the product that are dependent upon factors such as market acceptance and the rate of technological change. We perform periodic reviews of such estimates and, if appropriate, revise the amortization rate.

(ii) Accruals associated with restructurings and divestures. Commencing in 1999, the Company began to redefine its core business and implemented a significant change in its strategic direction. This resulted in the divesture of two major product lines, the rationalization of international operations, the impairment of goodwill and certain capitalized software, the consolidation of facilities and the severance of employees. All these actions require estimates, which are periodically reviewed and adjusted, if appropriate, based on the current circumstances.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands, except per share data)

(iii) Contractual obligations. The Company provides consulting services to large, complex organizations to implement business solutions requiring installation of new or upgraded software and process enhancements. Estimates inherent in the Company’s consulting services include: determination of the scope of the work; the bid amount; and periodic estimates of the cost to complete the engagement.

      The amounts that the Company will ultimately incur or recover could differ materially from the Company’s current estimates. The underlying assumptions and facts supporting these estimates could change in 2002 and thereafter.

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

      Revenue Recognition. The Company licenses software to end-users under non-cancelable license agreements and provides services such as installation, implementation, training, and software maintenance. Software license revenue for contracts not requiring significant customization services is recognized upon meeting each of the following criteria: an executed agreement has been signed; products have been shipped; the license fee is fixed and determinable; collection of the resulting receivable is probable; and vendor-specific objective evidence exists to allocate the total fee to any undelivered elements of the arrangement. Vendor-specific objective evidence is based on the price generally charged when an element is sold separately, or if not yet sold separately, is established by authorized management. Software license revenue from contracts requiring the Company to perform significant customization services is recognized on the percentage-of-completion method. Provisions for estimated losses on contracts are made in the period in which the anticipated losses become known. Actual costs and gross margins on such contracts could differ from management’s estimates, and such differences could be material to the financial statements. Maintenance revenue is recognized ratably over the maintenance period, generally one year. Revenue from consulting and other services is recognized as the related services are provided.

      Concentration of Credit Risk and Credit Evaluation. The Company’s investment portfolio is diversified and consists of short- and long-term investment grade securities. The Company’s accounts receivable are derived from sales to customers located in the United States, Europe/ Middle East/ Africa and Asia Pacific. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains reserves for estimated losses.

      Translation of Foreign Currencies. The functional currency of the Company’s foreign subsidiaries is the respective local currency. Accordingly, assets and liabilities of the foreign subsidiaries are translated to U.S. dollars at the exchange rates in effect as of the balance sheet date and results of operations for each subsidiary are translated using average rates in effect for the period presented. Gains and losses from translation of foreign subsidiaries’ financial statements are reported as a separate component of stockholders’ equity. Gains and losses from transactions denominated in currencies other than the functional currencies of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands, except per share data)

the Company or its subsidiaries are included in general and administrative expense and have not been significant.

      Earnings Per Share. Basic EPS is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities.

      Certain Significant Risks and Uncertainties. The Company operates in the software industry, and accordingly, can be affected by a variety of factors. For example, management believes that the Company’s inability to appropriately manage any of the following areas could have a significant negative effect on the Company’s future financial position, results of operations and cash flows: focusing the Company’s strategy around the e-business market; market acceptance of the Company’s products acquired, developed and under development for the e-business market; fundamental changes in the technology underlying software products; sustained weakness in the economy; devaluation of the British pound; development and management of strategic alliances; and the hiring and retention of key employees.

      Recently Issued Accounting Standards. In June 1998 and June 1999, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133”. These statements define derivatives, require that all derivatives be carried at fair value and provide for hedge accounting when certain conditions are met. SFAS No. 133, as amended, is effective for the Company for its year ending December 31, 2001. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company evaluated the requirements of SFAS No. 133 and concluded that adoption of this statement, effective January 1, 2001, had no impact on the Company’s financial position or results of operations.

      In June 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The Company will adopt SFAS No. 142 for its fiscal year beginning January 1, 2002. Management does not expect the adoption of SFAS 141 and SFAS 142 to have an impact on the financial position, results of operations or cash flows of the Company.

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, but retains the fundamental provisions for recognizing and measuring impairment of long-lived assets to be held and used or disposed of by sale. The Statement also supercedes the accounting and reporting provisions for the disposal of a segment of a business, and eliminates the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 eliminates the conflict between accounting models for treating the dispositions of long-lived assets that existed between SFAS No. 121 and the guidance for a segment of a business accounted for as a discontinued operation by adopting the methodology established in SFAS No. 121, and also resolves implementation issues to SFAS No. 121. This Statement is effective for fiscal years beginning after December 15, 2001. Management anticipates the implementation will have no impact on the Company’s financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands, except per share data)

      Stock-Based Compensation. The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees”. Accordingly, no compensation cost has been recognized for its fixed cost stock option plans or its associated stock purchase plan. The Company provides additional pro forma disclosures as required under Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”).

      Reclassifications. Certain reclassifications have been made to prior years’ amounts to conform to the 2001 consolidated financial statement presentation.

2.     Comprehensive Income (Loss)

      The components of comprehensive income (loss) are as follows:

	Year Ended December 31,

	2001	2000	1999

Net income (loss)	$1,486	$(26,747)	$(37,788)
Currency translation adjustment	(150)	398	(116)
Unrealized gain/(loss) on investments	7	70	(83)

Total comprehensive income (loss)	$1,343	$(26,279)	$(37,987)

3.     Impairment and Restructuring Charges

      During the quarter ended September 30, 2000, the Board of Directors approved a strategic restructuring plan designed to reduce costs and strengthen the Company’s position to successfully execute its e-business strategy. The Company recorded a pretax restructuring charge totaling $1,905 comprised mainly of severance costs related to the involuntary termination of employees in the Company’s United States and United Kingdom operations, and costs arising from the consolidation of facilities in San Francisco and Aylesbury, United Kingdom. These severance costs were paid during fiscal 2000 and 2001.

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

      During 1999, the Board of Directors approved plans to realign Walker’s focus on its core financial and analytic applications. Associated with this change in strategy, the Board of Directors approved steps to restructure its operations to increase operating efficiencies, and to focus on Web-enabled functionality. During 1999, the Company recorded restructuring and impairment charges of $14,945 comprised of $4,518 for employee reductions and facilities consolidation and $10,427 for the impairment of goodwill and capitalized software, primarily related to its IMMPOWER and Aptos product lines.

      As of December 31, 2001, the Company has a remaining liability for facilities-related restructuring charges of approximately $1.3 million, the majority of which is represented by operating lease obligations that are payable in varying amounts through 2009. Approximately $200 in respect of facilities-related restructuring charges was paid in fiscal 2001. Management expects to pay approximately $300 during fiscal 2002 in respect of this obligation.

4.     Acquisition and Divestures

Acquisition

      On November 1, 2001, the Company acquired from the administrative receiver of QSP Group PLC (“QSP”), QSP’s intellectual property and a consulting contract. QSP, headquartered in Newcastle, United

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands, except per share data)

Kingdom, was a global provider of financial systems on mainframe and UNIX platforms to Global 2000 companies and was placed in administrative receivership on October 17, 2001. The acquisition cost of $2.0 million has been allocated to the intellectual property and is being amortized over a two-year period from the date of acquisition. Subsequent to November 1, 2001, the Company has hired certain former QSP employees, provided consulting services under the acquired contract, and engaged in discussions with the former QSP customer base to establish new relationships. Revenues and costs related to these activities have been included in the Company’s consolidated financial statements from November 1, 2001.

Divestures

      In October 2000, the Company sold the net assets of its Aptos product line to B-Plan Information Systems Limited (“B-Plan”). The Aptos product line was an integrated suite of client/server financial applications for medium sized companies and was marketed primarily in Western Europe. The divesture agreement provided for total consideration of approximately $2.3 million, evidenced by a non-interest bearing note secured by a secondary interest in the Aptos software and certain shareholdings of a B-Plan executive, payable in installments through June 2002. The Company received the initial payment of $425 in December 2000 and no gain or loss was recognized in the year 2000 results of operations. In October 2001, the Company and B-Plan executed a mutual release from any and all claims associated with the divesture agreement. The mutual release agreement provided that B-Plan pay the Company $425 plus interest and make sixteen further quarterly payments totaling $575 through January 2006. In return, the Company released B-Plan from further payments due under the original divesture agreement and released its secondary security interest in the Aptos software and the certain shareholdings of a B-Plan executive. In November 2001, the Company received $442, including interest, from B-Plan which amount is included in “Interest and other income, net” in the accompanying 2001 Statement of Operations. Future quarterly payments from B-Plan will be recognized in the financial statements as received.

      In April 2000, the Company sold its stock ownership in Revere Inc. (“Revere”) to Gores Technology Group (“GTG”). Revere’s main product comprised the IMMPOWER asset management application. The divesture agreement provided that GTG pay the Company $500 at closing, and, dependent upon the parties reaching mutual agreement on a final determination of Revere’s net assets as defined in the divesture agreement, an additional amount may be due to or from GTG. Management believes such additional amount, if any, would not be material to the Company’s financial statements.

      Revenues from the divested product lines were $3.8 million and $13.6 million for the years ended December 31, 2000 and 1999, respectively. During the period that the Company owned and operated the divested product lines (approximately 1994 to 2000), reserves were established in the normal course of business to provide for contractual and other obligations. The Company retained certain of those reserves when the product lines were divested to cover certain existing obligations and those that may arise from the change in ownership. Management periodically reviews such reserves and believes the remaining reserves are sufficient to cover any obligations that may arise.

5.     Cash and Cash Equivalents and Short- and Long-Term Investments

      All liquid investments with original maturities of three months or less are considered cash, cash equivalents and short-term investments. Cash equivalents are stated at cost, which approximates fair value. The Company classifies investments that mature in less than one year as short-term investments, and investments that have contractual maturities of more than one year as long-term investments. The Company’s short- and long-term investments are classified as available-for-sale and reported at fair value. Net unrealized gains and losses are excluded from earnings and reported net of income taxes as accumulated other comprehensive income in stockholders’ equity/(deficit). Realized gains and losses are computed based on the amortized cost of each security. There were no material gross realized gains or losses from the sale of investments during the three-year period ended December 31, 2001.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands, except per share data)

      Short term investments available-for-sale are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2001	Costs	Gains	Losses	Value

Short-term investments	$455	$3	$—	$458

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2000	Costs	Gains	Losses	Value

Short-term investments	$5,398	$3	$(1)	$5,400

6.     Property and Equipment

      Property and equipment at December 31, 2001 and 2000 are comprised of the following:

	December 31,

	2001	2000

Equipment	$16,612	$17,462
Furniture and fixtures	1,594	2,314
Leasehold Improvements	884	1,306
Property under capital leases	3,549	4,013

	22,639	25,095
Less:
Accumulated depreciation & amortization	(20,899)	(22,974)

Property and equipment, net	$1,740	$2,121

      Depreciation and amortization expense totaled $1,233, $2,051 and $2,615 for 2001, 2000, and 1999, respectively. Amortization expense for capital leases during the years ending December 31, 2001, 2000 and 1999 totaled $128, $161 and $161, respectively, and additions to equipment under capital leases totaled $136, $240 and $8. The net book value of property under capital leases as of December 31, 2001, 2000 and 1999 was $205, $351 and $272, respectively.

7.     Liabilities

      Accrued liabilities are comprised of the following:

	December 31,

	2001	2000

Salaries, commissions, and other compensation	$2,588	$2,308
State, foreign and taxes other than on income	1,515	1,707
Accrued facilities expenses	452	1,669
Royalties	614	698
Current portion of capital leases	71	221
Other accrued expenses	3,420	5,011

	$8,660	$11,614

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands, except per share data)

      Other long-term obligations are comprised of the following:

	December 31,

	2001	2000

Accrued facilities expenses	$2,070	$2,271
Long term portion of capital leases	149	153
Taxes other than on income	265	443
Other	334	420

	$2,818	$3,287

      Deferred revenue (current) includes deferred software maintenance of $10,648 and $12,564 at December 31, 2001 and 2000, respectively.

8.     Income Taxes

      The Company’s deferred tax balances at December 31, 2001 and 2000 are as follows:

	December 31,

	2001	2000

Deferred Tax Assets:
Deferred revenue recognized for tax	$204	$281
Excess book depreciation over tax depreciation	514	326
Accrued liabilities and reserves	1,635	2,122
Software development costs capitalized for tax	3,160	3,296
Research and development credits	3,632	3,390
Alternative minimum tax credit carryforwards	486	486
Net operating loss carryforwards	10,499	10,944
Foreign tax credits carryforwards	1,647	2,399
Foreign losses	3,855	4,420
Capital loss carryover	4,608	—
Other	295	606

	30,535	28,270

Valuation allowance	(30,535)	(28,270)

Deferred Tax Assets — net	$—	$—

      The Company established a 100% valuation allowance at December 31, 2001 and 2000 due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets. As of December 31, 2001, the Company’s deferred tax assets included approximately $22,000 of items that will expire with the passage of time. Realization of these assets is dependent on generating sufficient taxable income prior to the expiration of such benefits.

      At December 31, 2001, the Company has federal net operating loss carryforwards of approximately $29,000 which expire in varying amounts from 2008 through 2021, federal research tax credits of $1,454 which expire in varying amounts from 2005 through 2021, California state research tax credits of $3,451, alternative minimum tax credits of $486 which have no expiration date and foreign tax credits of $1,647. Foreign tax credits of $720 expired in 2001 and approximately $1,400 of the remainder will expire by 2003. In the event of a future change in corporate ownership, the use of certain carryforwards may be limited or prohibited.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands, except per share data)

      The provision for income taxes is comprised of:

	Current	Deferred	Total

2001:
Federal	$—	$—	$—
State	24	—	24
Foreign	76	—	76

Total	$100	$—	$100

2000:
Federal	$—	$—	$—
State	52	—	52
Foreign	130	—	130

Total	$182	$—	$182

1999:
Federal	$61	$8,654	$8,715
State	140	2,466	2,606
Foreign	199	1,381	1,580

Total	$400	$12,501	$12,901

      The effective income tax rate differs from the amount computed by applying the federal statutory income tax rate as follows:

	Year Ended December 31,

	2001	%	2000	%	1999	%

Provision (benefit) at statutory rate — Federal	$505	34%	$(8,964)	(34)%	$(8,666)	(35)%
State income and capital taxes	(24)	(2)%	(1,474)	(5)%	(1,210)	(5)%
Provision at statutory rates of controlled foreign subsidiaries	(34)	(2)%	247	1%	259	1%
Goodwill	—	—	—	—	1,173	5%
Federal research and development credit, net of expired credits	(150)	(10)%	(150)	(1)%	(174)	(1)%
Decrease in tax credits resulting from the expiration and true-up of assessments, changes in tax accounting methods and sale of subsidiary	845	57%	1,658	6%	1,687	7%
Valuation allowance	2,265	42%	6,374	24%	19,052	77%
Decrease in net operating losses resulting from the true-up of assessments and sale of subsidiary	622	152%	2,819	11%	—	—
Increase in capital loss carryover resulting from sale of subsidiary	(4,573)	(307)%	—	—	—	—
Other, net	644	43%	(328)	(1)%	780	3%

Provision for income taxes	$100	7%	$182	1%	$12,901	52%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands, except per share data)

9.     Stock Option and Other Employee Benefit Plans

401(k) Plan

      The Company has a 401(k) tax-deferred savings plan covering all of its eligible domestic employees. For eligible international employees, the Company contributes to the employees’ personal pension plans. Company matching contributions, which are not required by either the domestic or international plans, totaled $636, $995 and $1,482 in 2001, 2000 and 1999, respectively. Matching contributions are based upon the amount of the employee contribution.

Stock Option Plans

      Under the Company’s employee stock option plans that currently have shares available for grant, 6,350 shares of common stock have been reserved for grant to employees, consultants and directors. For incentive stock options, the exercise price of each option granted is 100% of fair market value on the date of the grant. Non-statutory options may be granted at prices not less than 85% of fair market value at the date of grant. All options have been granted with the exercise price equal to market value of the common stock at the date of grant. Options granted under the plans generally vest over a period of two to four years and expire ten years from the date of grant.

      At December 31, 2001, 1,044 shares of common stock were available for future option grants.

      A summary of the Company’s stock option activity follows:

	Year Ended December 31,

	2001		2000		1999

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding-beginning of period	4,752	$5.30	4,592	$5.71	3,827	$8.22
Granted	1,423	0.89	1,772	4.35	2,486	3.08
Exercised	(2)	0.35	(298)	4.66	(73)	5.04
Canceled or expired	(1,532)	6.28	(1,314)	5.53	(1,648)	7.22

Outstanding-end of period	4,641	$3.63	4,752	$5.30	4,592	$5.71

Exercisable-end of period	2,226		2,151		1,982

      The following table summarizes information about stock options outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable

		Weighted
	Outstanding	Average	Weighted	Exercisable	Weighted
	at	Remaining	Average	at	Average
	December 31,	Contractual	Exercise	December 31,	Exercise
Range of Exercise Price	2001	Life	Price	2001	Price

$ 0.64 to $ 3.19	2,652	8.9	$1.89	1,039	$2.42
3.31 to 4.93	1,004	7.9	3.36	468	3.34
5.81 to 7.00	421	5.1	6.65	366	6.62
7.12 to 12.88	465	6.6	9.29	254	9.59
13.12 to 14.06	99	5.0	13.63	99	13.63

	4,641	8.0	$3.63	2,226	$4.62

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands, except per share data)

Stock Purchase Plan

      The Company has an Employee Stock Purchase Plan, which provides for the sale of up to 2,250 shares to eligible employees by means of payroll deductions. Employees may designate up to 10% of their earnings, as defined, to purchase shares at prices not less than 85% of fair market value. From inception through December 31, 2001, 1,634 shares had been purchased at prices ranging from $0.57 to $11.53 per share.

      The fair value of the employees’ purchase rights was estimated using the Black-Scholes option pricing model. The weighted average fair value per share for shares purchased through the Company’s Employee Stock Purchase Plan during 2001, 2000 and 1999 was $0.44, $2.30 and $2.15, respectively.

     Additional Stock Plan Information and Pro forma Results

      SFAS No. 123 requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method in 1995. Under SFAS No. 123, the fair value of the stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company’s calculations were made using the Black-Scholes Multiple Option Model with the following weighted average assumptions for the three years ended December 31, 2001, 2000 and 1999:

	Year Ended December 31,

	2001	2000	1999

Dividend yield	0.0%	0.0%	0.0%
Volatility	122.7%	309.9%	108.0%
Risk free interest rate	3.5%	5.6%	6.1%
Expected term, in years	3.3	3.9	4.3

      The weighted average fair values per share at date of grant for options granted during 2001, 2000 and 1999 were $0.75, $4.35 and $2.61, respectively.

      The Company’s calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the stock-based awards had been amortized over the vesting period of the awards, pro forma net income (loss) applicable to common stockholders would have been approximately as follows:

	Year Ended December 31,

	2001	2000	1999

Net income (loss):
As reported	$1,486	$(26,747)	$(37,788)
Pro forma	(982)	(31,312)	(44,937)
Diluted net income (loss) per share:
As reported	0.10	(1.84)	(2.67)
Pro forma	(0.07)	(2.15)	(3.17)

10.     Commitments and Contingencies

      The Company has operating leases for office space with varying expiration dates through 2009, and for computer equipment with varying expiration dates through 2003. The leases generally provide for minimum annual rentals and payment of taxes, insurance and maintenance costs. Rental expense for operating leases was $2,938, $4,152 and $4,021 in 2001, 2000 and 1999, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands, except per share data)

      At December 31, 2001, the Company had office space that is not utilized in its operations and is considered excess capacity. The difference of $1,371 between the Company’s total lease commitments for its excess capacity and the total expected sublease income of approximately $327 is included in accrued liabilities and other long-term obligations (see Note 7: Liabilities).

      Future minimum lease payments under non-cancelable operating leases, net of expected sublease payments, are as follows:

2002	$2,208
2003	2,051
2004	2,058
2005	2,129
2006	2,010
Thereafter	1,915

Total minimum payments	$12,371

      In February 2002, the Company executed an agreement to transfer its lease in The Gate House, Aylesbury to a third party. The agreement provided that the Company would sublet one floor of the building from the third party until 2003, and the Company was able to consolidate its operations from approximately 16,000 square feet to approximately 8,000 square feet. However, the Company is contingently liable to the landlord for the full rent in the event that the third party defaults on the lease. The maximum potential liability for the remainder of the lease, which expires in 2016, would be approximately $5.0 million, which is incremental to the total minimum lease payments shown in the table above. Management does not consider it likely that the third party would default.

      The Company has lines of credit, secured by accounts receivable, totaling $5.4 million. Under the terms of the domestic credit facility, which is renewable annually in the first quarter, the Company may borrow up to $4.0 million, dependent upon the amount of eligible domestic accounts receivable, as defined in the agreement. In November 2001, the Company also established a credit line for its United Kingdom receivables, whereby the Company may borrow up to $1.4 million (£1.0 million) against eligible receivables, as defined in the agreement. The Company had no borrowings under these lines of credit during 2001 or 2000.

      The Company is not party to any legal proceedings other than ordinary routine litigation incidental to the Company’s business. The Company believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s consolidated financial statements taken as a whole.

11.     Geographic Operations

      The Company’s products and services are considered a single reportable segment. The Company primarily operates in three geographic areas, North America, Europe/ Middle East/ Africa and Asia Pacific. Corporate assets consist of cash and cash equivalents, short- and long-term investments and capitalized software. During the year ended December 31, 2001, revenue generated from products and services provided to a single customer represented 17.4% of revenue. The same customer represented 17.6% of accounts receivable as of December 31, 2001. No customer represented in excess of 10% of total revenues or accounts receivable for 2000 or 1999.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands, except per share data)

      Geographic data are as follows:

	Year Ended December 31,

	2001	2000	1999

Revenues:
North America	$35,329	$36,909	$64,756
Europe, Middle East and Africa	12,113	12,909	21,048
Asia Pacific	1,623	1,604	2,174

Total revenues	$49,065	$51,422	$87,978

	Year Ended December 31,

	2001	2000	1999

Identifiable assets:
North America	$10,115	$9,696	$12,977
Europe, Middle East and Africa	4,755	3,475	11,523
Asia Pacific	248	229	783
Corporate	9,894	14,160	32,667

Total assets	$25,012	$27,560	$57,950

12.     Treasury Stock Acquisitions

      In 1995, the Board of Directors authorized the Company to spend up to $17,500 for the repurchase of the Company’s outstanding common stock. As of December 31, 2001, the Company had acquired 1,060 shares of its common stock at a cost of $11,100. As of December 31, 2001 the Company had reissued 1,060 repurchased shares in connection with the Company’s employee stock purchase plan, one of its employee stock option plans, and the purchase acquisition of Revere, Inc.

13.     Earnings per Share

      The Company calculates basic earnings per share (“EPS”) and diluted EPS in accordance with “SFAS” No. 128, “Earnings per Share”. Basic EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding for that period. Diluted EPS takes into account the effect of dilutive instruments, such as stock options, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding. Diluted EPS for 2000 and 1999 excludes any effect of such instruments because their inclusion would be antidilutive.

      The following is a summary of the calculation of the number of shares used in calculating basic and diluted EPS:

	Year Ended December 31,

	2001	2000	1999

Shares used to compute basic EPS	14,917	14,535	14,154
Add: effect of dilutive securities	41	—	—

Shares used to compute diluted EPS	14,958	14,535	14,154

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands, except per share data)

14.     Selected Quarterly Financial Data (Unaudited)

      Quarterly financial data for the periods indicated are as follows:

	Quarters Ended

	March 31,	June 30,	Sept. 30,	Dec. 31,

2001
Revenues	$12,634	$12,497	$10,691	$13,243
Income/(loss) from operations	29	244	(28)	564
Income before provision for income taxes	160	340	44	1,042
Net income	135	315	19	1,017
Basic net income per share	$0.01	0.02	—	0.07
Diluted net income per share	$0.01	0.02	—	0.07

2000(1)
Revenues	$14,450	$14,215	$12,669	$10,087
Loss from operations	(5,656)	(3,945)	(14,311)	(3,461)
Loss before provision for income taxes	(5,359)	(3,764)	(14,117)	(3,325)
Net loss	(5,407)	(3,814)	(14,167)	(3,359)
Basic net loss per share	$(0.38)	(0.26)	(0.97)	(0.23)
Diluted net loss per share	$(0.38)	(0.26)	(0.97)	(0.23)

(1)	During the quarter ended September 30, 2000, the Company recorded a pretax charge of $6,704 comprising $1,905 in connection with the change in strategic direction of the Company and the related cost restructuring, and an impairment charge of $4,799 related to capitalized software costs.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement in connection with its 2001 Annual Meeting of Stockholders under the captions “Proposal 1 — Election of Directors,” “Additional Information — Management” and “Additional Information — Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11.     Executive Compensation

      The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement in connection with its 2001 Annual Meeting of Stockholders under the caption “Executive Compensation.”

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement in connection with its 2001 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.     Certain Relationships and Related Transactions

      The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement in connection with its 2001 Annual Meeting of Stockholders under the caption “Certain Transactions.”

PART IV

Item 14.     Exhibits and Reports on Form 8-K

      (a) Documents filed as part of this report.

1. Consolidated Financial Statements
Independent Auditors’ Report	26
Consolidated Balance Sheets as of December 31, 2001 and 2000	27
Consolidated Statements of Operations for the years ended December 31, 2001, 2000, and 1999	28
Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2001, 2000, and 1999	29
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999	30
Notes to Consolidated Financial Statements	31
2. Consolidated Financial Statement Schedule
Schedule II — Valuation and Qualifying Accounts	48

      All other financial statement schedules not listed above are omitted as the required information is not applicable or the information is presented in the consolidated financial statements or related notes.

3.     Exhibits

      The following exhibits are filed herewith or incorporated by reference:

Exhibit
Number	Exhibit Title

2.1	Agreement and Plan of Reorganization dated as of October 29, 1997, among the Registrant, Copper Acquisition Sub, and Revere, Inc.(6)
3.1	The Company’s Amended and Restated Certificate of Incorporation.(2)
3.2	Bylaws of Registrant.(9)
10.1	Form of Indemnity Agreement entered into between the Registrant and its directors and officers.(3)
10.2*	1992 Employee Stock Purchase Plan, as amended to date.(11)
10.3*	1989 Employee Stock Option Plan and related forms of Incentive Stock Option Grant and Supplemental Stock Option Grant.(3),(9)
10.4*	1986 Employee Stock Purchase Plan and related form of Employee Stock Purchase Agreement.(3)
10.5	Purchase and Sale Agreement between Registrant and Global Software, Inc., dated as of August 31, 1990.(3)
10.6	Lease between Registrant and Marathon U.S. Realties, Inc., dated October 20, 1988 and Amendment No. 1, dated as of October 31, 1990.(3)
10.7	Lease between Registrant and Chicago Title and Trust Company, dated as of December 3, 1990.(3)
10.8	Agreement for Lease between Registrant, Walker Interactive Products International and Alton House Limited, dated as of March 18, 1991.(3)
10.9*	1993 Non-Employee Directors’ Stock Option Plan, as amended to date.(12)
10.10*	1994 Equity Incentive Plan, as amended to date.(13)
10.11	Agreement for the Sale and Purchase of The Solutions Group Limited by and among Walker Interactive Products International, and Adrian J. Dixon and Nigel G. Heath, dated as of June 30, 1995.(1)
10.12*	Form of Executive Employment Agreement entered into between Registrant and certain of its officers.(5)
10.13*	1995 Executive Employment Agreement between the Registrant and Leonard Y. Liu, as amended to date.(4),(7)
10.14*	1995 Non-Statutory Stock Option Plan for Non-Officer Employees, as amended to date.(18)
10.15	Lease between Registrant and Equitable Assurance Society of the United States, dated November 25, 1997.(10)
10.15A	Lease between Registrant and Equitable Assurance Society of the United States as amended October 1, 1999.(18)
10.16*	1998 Executive Employment Agreement between the Registrant and Thomas W. Hubbs.(8)
10.17*	Form of Executive Severance Benefits Agreement entered into between the Registrant and certain of its employees.(7)
10.18*	Separation agreement with Barbara M. Hubbard and the Registrant.(13)
10.19*	Agreement with Leonard Y. Liu and the Registrant.(14)
10.20*	Form of Executive Severance Benefits Agreement entered into between the Registrant and certain of its employees.(15)
10.21*	Executive Employment Agreement entered into between the Registrant and Frank M. Richardson.(18)
10.22*	Executive Severance Benefits Agreement entered into between the Registrant and Bruce Dawson.(18)
10.23*	Executive Severance Benefits Agreement entered into between the Registrant and Paul Lord.(18)
10.24*	Agreement with Leonard Y. Liu and the Registrant.(18)
10.25*	Consulting Services Agreement with Yeun H. Lee and the Registrant.(18)
10.26*	Separation Agreement with Mike Shahbazian and the Registrant.(18)
10.27*	Executive Employment Agreement entered into between the Registrant and Stanley V. Vogler(16)
10.28	Shareholders Rights Agreement dated June 1, 2000(17)
10.29	Aptos Sale Agreement dated October 13, 2000(19)
10.30	Agreement for the sale of Intellectual Property Rights and a consulting contract between QSP Group PLC, QSP Solutions Limited, Walker Financial Solutions Limited and Peter George Mills, dated October 2001

Exhibit
Number	Exhibit Title

21.1	Subsidiaries.
23.1	Independent Auditors’ Consent.
24.1	Power of Attorney. Reference is made to the signature page.

(1)	Incorporated by reference to the corresponding exhibit to the Current Report on Form 8-K, filed July 13, 1995.

(2)	Incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K for the year ending December 31, 1992.

(3)	Incorporated by reference to the corresponding exhibit to the Registration Statement on Form S-1, as amended (Registration No. 33-45737).

(4)	Incorporated by reference to the corresponding exhibit to the Quarterly Report on Form 10-Q for the quarter ending September 30,1995.

(5)	Incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K for the year ending December 31, 1995.

(6)	Incorporated by reference to the corresponding exhibit to the Current Report on Form 8-K, filed December 11, 1997.

(7)	Incorporated by reference to the corresponding exhibit to the Quarterly Report on Form 10-Q for the quarter ending September 30, 1998.

(8)	Incorporated by reference to the corresponding exhibit to the Quarterly Report on Form 10-Q for the quarter ending June 30, 1998.

(9)	Incorporated by reference to the attachment of the Company’s 1998 Proxy Statement.

(10)	Incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K for the year ending December 31, 1997.

(11)	Incorporated by reference to the attachment of the Company’s 1999 Proxy Statement.

(12)	Incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K for the year ending December 31, 1998.

(13)	Incorporated by reference to the corresponding exhibit to the Quarterly Report on Form 10-Q for the quarter ending March 31, 1999.

(14)	Incorporated by reference to the corresponding exhibit to the Quarterly Report on Form 10-Q for the quarter ending June 30, 1999.

(15)	Incorporated by reference to the corresponding exhibit to the Quarterly Report on Form 10-Q for the quarter ending September 30, 1999.

(16)	Incorporated by reference to the corresponding exhibit to the Quarterly Report on Form 10-Q for the quarter ending March 31, 2000.

(17)	Incorporated by reference to the corresponding exhibit to the Quarterly Report on Form 10-Q for the quarter ending June 30, 2000.

(18)	Incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K for the year ending December 31, 1999.

(19)	Incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K for the year ending December 31, 2000.

*	Indicates a management contract or compensatory plan.

      (b) Reports on Form 8-K

      During the quarter ended December 31, 2001, the Company did not file any reports on Form 8-K.

WALKER INTERACTIVE SYSTEMS, INC.

FORM 10-K

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Walker Interactive Systems, Inc., a Delaware corporation, has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Francisco, State of California, on March 22, 2002.

WALKER INTERACTIVE SYSTEMS, INC.
(Registrant)

By:	/s/ FRANK RICHARDSON

Frank Richardson
Chief Executive Officer

Date: March 22, 2002

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

Signature	Title	Date

/s/ DAVID C. WETMORE David C. Wetmore	Chairman of the Board of Directors	March 22, 2002

/s/ FRANK RICHARDSON Frank Richardson	Chief Executive Officer, Director	March 22, 2002

/s/ STANLEY V. VOGLER Stanley V. Vogler	Chief Financial Officer (Principal Financial and Accounting Officer)	March 22, 2002

/s/ RICHARD C. ALBERDING Richard C. Alberding	Director	March 22, 2002

/s/ TANIA AMOCHAEV Tania Amochaev	Director	March 22, 2002

/s/ WILLIAM A. HASLER William A. Hasler	Director	March 22, 2002

WALKER INTERACTIVE SYSTEMS, INC.

FORM 10-K

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance	Additions		Balance
	at	Charged to	Amounts	at
	Beginning	Costs and	Written Off	End of
Allowance for Doubtful Accounts:	of Period	Expenses	and Other(1)	Period

	(In thousands)
Year Ended December 31, 2001	$1,528	(167)	885	$476
Year Ended December 31, 2000	$4,554	24	3,050	$1,528
Year Ended December 31, 1999	$1,378	3,450	274	$4,554

(1)	Includes the divestiture of the IMMPOWER product line in April 2000 and the Aptos product line in October 2000.

WALKER INTERACTIVE SYSTEMS, INC.

EXHIBIT INDEX

Exhibit
Number	Exhibit Title

2.1	Agreement and Plan of Reorganization dated as of October 29, 1997, among the Registrant, Copper Acquisition Sub, and Revere, Inc.(6)
3.1	The Company’s Amended and Restated Certificate of Incorporation.(2)
3.2	Bylaws of Registrant.(9)
10.1	Form of Indemnity Agreement entered into between the Registrant and its directors and officers.(3)
10.2*	1992 Employee Stock Purchase Plan, as amended to date.(11)
10.3*	1989 Employee Stock Option Plan and related forms of Incentive Stock Option Grant and Supplemental Stock Option Grant.(3),(9)
10.4*	1986 Employee Stock Purchase Plan and related form of Employee Stock Purchase Agreement.(3)
10.5	Purchase and Sale Agreement between Registrant and Global Software, Inc., dated as of August 31, 1990.(3)
10.6	Lease between Registrant and Marathon U.S. Realties, Inc., dated October 20, 1988 and Amendment No. 1, dated as of October 31, 1990.(3)
10.7	Lease between Registrant and Chicago Title and Trust Company, dated as of December 3, 1990.(3)
10.8	Agreement for Lease between Registrant, Walker Interactive Products International and Alton House Limited, dated as of March 18, 1991.(3)
10.9*	1993 Non-Employee Directors’ Stock Option Plan, as amended to date.(12)
10.10*	1994 Equity Incentive Plan, as amended to date.(13)
10.11	Agreement for the Sale and Purchase of The Solutions Group Limited by and among Walker Interactive Products International, and Adrian J. Dixon and Nigel G. Heath, dated as of June 30, 1995.(1)
10.12*	Form of Executive Employment Agreement entered into between Registrant and certain of its officers.(5)
10.13*	1995 Executive Employment Agreement between the Registrant and Leonard Y. Liu, as amended to date.(4),(7)
10.14*	1995 Non-Statutory Stock Option Plan for Non-Officer Employees, as amended to date.(18)
10.15	Lease between Registrant and Equitable Assurance Society of the United States, dated November 25, 1997.(10)
10.15A	Lease between Registrant and Equitable Assurance Society of the United States as amended October 1, 1999.(18)
10.16*	1998 Executive Employment Agreement between the Registrant and Thomas W. Hubbs.(8)
10.17*	Form of Executive Severance Benefits Agreement entered into between the Registrant and certain of its employees.(7)
10.18*	Separation agreement with Barbara M. Hubbard and the Registrant.(13)
10.19*	Agreement with Leonard Y. Liu and the Registrant.(14)
10.20*	Form of Executive Severance Benefits Agreement entered into between the Registrant and certain of its employees.(15)
10.21*	Executive Employment Agreement entered into between the Registrant and Frank M. Richardson.(18)
10.22*	Executive Severance Benefits Agreement entered into between the Registrant and Bruce Dawson.(18)
10.23*	Executive Severance Benefits Agreement entered into between the Registrant and Paul Lord.(18)
10.24*	Agreement with Leonard Y. Liu and the Registrant.(18)
10.25*	Consulting Services Agreement with Yeun H. Lee and the Registrant.(18)
10.26*	Separation Agreement with Mike Shahbazian and the Registrant.(18)
10.27*	Executive Employment Agreement entered into between the Registrant and Stanley V. Vogler(16)

Exhibit
Number	Exhibit Title

10.28	Shareholders Rights Agreement dated June 1, 2000(17)
10.29	Aptos Sale Agreement dated October 13, 2000(19)
10.30	Agreement for the sale of Intellectual Property Rights and a consulting contract between QSP Group PLC, QSP Solutions Limited, Walker Financial Solutions Limited and Peter George Mills, dated October 2001
21.1	Subsidiaries.
23.1	Independent Auditors’ Consent.
24.1	Power of Attorney. Reference is made to the signature page.

(1)	Incorporated by reference to the corresponding exhibit to the Current Report on Form 8-K, filed July 13, 1995.

(2)	Incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K for the year ending December 31, 1992.

(3)	Incorporated by reference to the corresponding exhibit to the Registration Statement on Form S-1, as amended (Registration No. 33-45737).

(4)	Incorporated by reference to the corresponding exhibit to the Quarterly Report on Form 10-Q for the quarter ending September 30, 1995.

(5)	Incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K for the year ending December 31, 1995.

(6)	Incorporated by reference to the corresponding exhibit to the Current Report on Form 8-K, filed December 11, 1997.

(7)	Incorporated by reference to the corresponding exhibit to the Quarterly Report on Form 10-Q for the quarter ending September 30, 1998.

(8)	Incorporated by reference to the corresponding exhibit to the Quarterly Report on Form 10-Q for the quarter ending June 30, 1998.

(9)	Incorporated by reference to the attachment of the Company’s 1998 Proxy Statement.

(10)	Incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K for the year ending December 31, 1997.

(11)	Incorporated by reference to the attachment of the Company’s 1999 Proxy Statement.

(12)	Incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K for the year ending December 31, 1998.

(13)	Incorporated by reference to the corresponding exhibit to the Quarterly Report on Form 10-Q for the quarter ending March 31, 1999.

(14)	Incorporated by reference to the corresponding exhibit to the Quarterly Report on Form 10-Q for the quarter ending June 30, 1999.

(15)	Incorporated by reference to the corresponding exhibit to the Quarterly Report on Form 10-Q for the quarter ending September 30, 1999.

(16)	Incorporated by reference to the corresponding exhibit to the Quarterly Report on Form 10-Q for the quarter ending March 31, 2000.

(17)	Incorporated by reference to the corresponding exhibit to the Quarterly Report on Form 10-Q for the quarter ending June 30, 2000.

(18)	Incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K for the year ending December 31, 1999.

(19)	Incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K for the year ending December 31, 2000.

*	Indicates a management contract or compensatory plan.