Form 10-Q
period 2002-03-31
WALKER INTERACTIVE SYSTEMS INC
filed 2002-05-10
CIK 883983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    YES [X]    NO [  ]

There were 15,188,644 Shares of $.001 Par Value Common Stock outstanding as of May 8, 2002.

WALKER INTERACTIVE SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2002
TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements See notes to consolidated financial statements

WALKER INTERACTIVE SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands)

                                                           March 31,    December 31,
                                                             2002          2001
                                                        ------------  ------------
ASSETS
Current assets:
   Cash and cash equivalents...........................      $5,208        $4,583
   Short-term investments..............................         451           458
   Accounts receivable, net of allowance for doubtful
     accounts of $419 - March 31, 2002 and $476 -
     December 31, 2001.................................      10,472        11,431
   Prepaid expenses....................................       1,311           904
   Other receivables...................................          63            50
                                                        ------------  ------------
       Total current assets............................      17,505        17,426
Property and equipment, net                                   1,835         1,740
Capitalized software, net of accumulated amortization
  of $53,022 - March 31, 2002 and $52,865 -
  December 31, 2001....................................       4,423         4,853
Long-term accounts receivable..........................         448           562
Other assets...........................................         436           431
                                                        ------------  ------------
Total assets...........................................     $24,647       $25,012
                                                        ============  ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable....................................      $2,820        $2,411
   Accrued liabilities.................................       7,963         8,660
   Deferred revenue....................................      12,976        11,809
                                                        ------------  ------------
       Total current liabilities.......................      23,759        22,880
Deferred revenue.......................................       1,670         2,901
Other long-term obligations............................       2,491         2,818
                                                        ------------  ------------
       Total liabilities...............................      27,920        28,599
                                                        ------------  ------------

Commitments and contingencies

Stockholders' equity (deficit):
   Common stock, $.001 par value: 50,000 shares
    authorized; issued 15,188 shares - March 31,
    2002; 14,987 shares - December 31, 2001............          15            15
   Additional paid-in capital..........................      76,759        76,751
   Accumulated other comprehensive income..............         411           358
   Accumulated deficit.................................     (80,458)      (80,711)
                                                        ------------  ------------
       Total stockholders' deficit.....................      (3,273)       (3,587)
                                                        ------------  ------------
Total liabilities and stockholders' deficit............     $24,647       $25,012
                                                        ============  ============

See notes to consolidated financial statements

WALKER INTERACTIVE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

                                        Three Months Ended
                                              March 31,
                                      ---------------------
                                         2002       2001
                                      ---------- ----------
REVENUES:
  License............................    $1,224     $3,823
  Maintenance........................     5,574      5,754
  Consulting.........................     6,334      3,057
                                      ---------- ----------
     Total revenues..................    13,132     12,634

OPERATING EXPENSES:
  Costs of revenues:
     Cost of licenses,
      maintenance and consulting.....     5,212      4,051
     Amortization of
      capitalized software...........     1,032        763
  Sales and marketing................     3,115      3,174
  Product development................     1,469      2,589
  General and administrative.........     2,047      2,028
                                      ---------- ----------
     Total operating expenses........    12,875     12,605
                                      ---------- ----------
Operating income.....................       257         29
     Interest income, net............        21        131
                                      ---------- ----------
Income before income taxes...........       278        160
     Provision for income taxes......        25         25
                                      ---------- ----------

NET INCOME...........................       253        135
                                      ========== ==========

BASIC NET INCOME PER SHARE...........     $0.02      $0.01
                                      ========== ==========
Shares used to compute basic
     net income per share............    15,185     14,843
                                      ========== ==========

DILUTED NET INCOME PER SHARE.........     $0.02      $0.01
                                      ========== ==========
Shares used to compute diluted
     net income per share............    15,580     14,846
                                      ========== ==========

See notes to consolidated financial statements

WALKER INTERACTIVE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

                                                              Three Months Ended
                                                                    March 31,
                                                         ------------------------
                                                             2002         2001
                                                         -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income.........................................       $253         $135
     Adjustments to reconcile net income to
       net cash used by operating activities:
       Depreciation and amortization....................      1,298        1,078
       Provision for doubtful accounts..................        113           --
     Changes in operating assets and liabilities:
       Accounts receivable..............................        833       (1,594)
       Prepaids and other assets........................       (407)        (334)
       Accounts payable & accrued liabilities...........       (590)        (898)
       Deferred revenue.................................        (64)         728
       Other............................................         59          120
                                                         -----------  -----------
      Net cash provided (used) by operating activities..      1,495         (765)
                                                         -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from employee stock purchase plan
       issuances and stock options exercised............        112          213
     Capital lease payments.............................        (25)         (39)
                                                         -----------  -----------
      Net cash provided by financing activities.........         87          174
                                                         -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of short- and long-term investments......         --       (1,055)
     Maturities of short-term investments...............         --        3,049
     Purchases of property and equipment................       (357)        (135)
     Additions to capitalized software..................       (605)        (317)
     Other..............................................          5           --
                                                         -----------  -----------
      Net cash provided (used) by investing activities..       (957)       1,542
                                                         -----------  -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS...............        625          951
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD.........      4,583        4,219
                                                         -----------  -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD...............     $5,208       $5,170
                                                         ===========  ===========
Supplemental disclosure:
    Cash paid for income taxes..........................        $61          $49

See notes to consolidated financial statements

WALKER INTERACTIVE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

  SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for those periods. Results for the interim periods are not necessarily indicative of the results for the entire year. These consolidated financial statements and any notes thereto should be read in conjunction with the audited consolidated financial statements included in the Walker Interactive Systems, Inc. Annual Report on Form 10-K for the year ended December 31, 2001.
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
  COMPREHENSIVE INCOME

SFAS No. 130 requires disclosure of total non-stockholder changes in equity, which include unrealized gains and losses on securities classified as available- for-sale under SFAS No. 115, foreign currency translation adjustments accounted for under SFAS No. 52, and minimum pension liability adjustments made pursuant to SFAS No. 87.

The reconciliation of net income to comprehensive income for the three months ended March 31, 2002 and 2001 is as follows (in thousands):

                                        Three Months Ended
                                              March 31,
                                      -------------------
                                         2002      2001
                                      --------- ---------
Net income...........................     $253      $135
Other comprehensive income...........       53       125
                                      --------- ---------
Total comprehensive income...........     $306      $260
                                      ========= =========
  ACQUISITION AND DIVESTURES

  Acquisition

On November 1, 2001, the Company acquired from the administrative receiver of QSP Group PLC ("QSP"), QSP's intellectual property and a consulting contract. QSP, headquartered in Newcastle, United Kingdom, was a global provider of financial systems on mainframe and UNIX platforms to Global 2000 companies and was placed in administrative receivership on October 17, 2001. The acquisition cost of $2.0 million has been allocated to the intellectual property and is being amortized on a straight line-basis over a two-year period from the date of acquisition. Subsequent to November 1, 2001, the Company has hired certain former QSP employees, provided consulting services under the acquired contract, and engaged in discussions with the former QSP customer base to establish new relationships. Revenues and costs related to these activities have been included in the Company's consolidated financial statements from November 1, 2001.

  Divestures

In October 2000, the Company sold the net assets of its Aptos product line to B-Plan Information Systems Limited ("B-Plan"). The Aptos product line was an integrated suite of client/server financial applications for medium-sized companies and was marketed primarily in Western Europe. The divesture agreement provided for total consideration of approximately $2.3 million. The Company received an initial payment of approximately $425,000 in December 2000 and, in October 2001, the Company and B-Plan executed a mutual release from any and all claims associated with the divesture agreement. Under the terms of the mutual release agreement B-Plan paid the Company approximately $442,000 including interest, in November 2001 and is obligated to pay the Company an aggregate of approximately $575,000 in quarterly installments from April 2002 through January 2006. The quarterly payments from B-Plan will be recognized in the financial statements as received.

In April 2000, the Company sold its stock ownership in Revere Inc. ("Revere") to Gores Technology Group ("GTG"). Revere's main product comprised the IMMPOWER asset management application. The divesture agreement provided that GTG pay the Company $500,000 at closing, and, dependent upon the parties reaching mutual agreement on a final determination of Revere's net assets as defined in the divesture agreement, an additional amount may be due to or from GTG. Management believes such additional amount, if any, would not be material to the Company's financial statements.

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

  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No.142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The Company has adopted SFAS No. 142 for its fiscal year beginning January 1, 2002. As the Company does not have any goodwill recorded in its consolidated financial statements as of January 1, 2002 the adoption SFAS No. 142 did not have an impact on the financial position, results of operations or cash flows of the Company.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", but retains the fundamental provisions for recognizing and measuring impairment of long-lived assets to be held and used or disposed of by sale. The Statement also supercedes the accounting and reporting provisions for the disposal of a segment of a business, and eliminates the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 eliminates the conflict between accounting models for treating the dispositions of long-lived assets that existed between SFAS No.121 and the guidance for a segment of a business accounted for as a discontinued operation by adopting the methodology established in SFAS No. 121, and also resolves implementation issues to SFAS No. 121. This Statement is effective for fiscal years beginning after December 15, 2001. The Company has adopted SFAS No. 144 for its fiscal year beginning January 1, 2002. The adoption of SFAS No. 144 did not have an impact on the financial position, results of operations or cash flows of the Company.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of results of operations and financial condition of the Company should be read in conjunction with the Company's unaudited financial statements and notes thereto included elsewhere in this Form 10-Q. The report on this Form 10-Q contains forward-looking statements, including statements related to industry trends and demand for mainframe products, cash commitments and working capital requirements. Discussions containing such forward-looking statements may be found in the material set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations," generally and specifically therein under the captions "Recent Developments," "Liquidity and Capital Resources," and "Additional Risk Factors." You can identify forward-looking statements by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "pro forma," "estimates," or "anticipates," or the negative of these words and phrases or similar words or phrases. You can also identify forward- looking statements by discussions of strategy, plans or intentions. Forward- looking statements involve numerous risks and uncertainties and you should not rely upon them as predictions of future events. There is no assurance that the events or circumstances reflected in forward-looking statements will occur or be achieved. Forward-looking statements are necessarily dependent on assumptions, data, or methods that may be imprecise and we may not be able to realize them. The risk factors on pages 13 through 20, among others, should be considered in evaluating the Company's prospects and future financial performance.

RECENT DEVELOPMENTS

On February 4, 2002 we announced we would start doing business as Elevon, Inc.

On November 1, 2001, we announced our acquisition of certain assets of QSP Group PLC ("QSP"). QSP, headquartered in the United Kingdom, provided financial systems to Global 2000 companies and was placed in administrative receivership on October 17, 2001. We acquired QSP's intellectual property and a consulting services contract for $2.0 million in cash. We intend to provide customer support and consulting services to QSP's customers, and market and sell the solutions through our existing sales channels. We renamed the QSP product line "Elevon 5", to distinguish it from our existing Elevon 2 product line. Total Elevon 5 license, maintenance and consulting revenues for the three months ended March 31, 2002 were approximately $3.0 million.

In the second quarter of 2000, we formed a wholly owned subsidiary, RareVision, Inc., to further the development and market testing of a business- to-business internet model for a web-based, knowledge management analytical application for smaller businesses. During fiscal 2000 and 2001, product development and marketing expenses totaling $6.6 million were incurred and charged to operations. During 2001, further development of the RareVision product line on a standalone basis was suspended and the remaining components of the development effort were integrated into our analytics product line.

On March 5, 2001, we announced that our common stock would be removed from the Nasdaq National Market and become eligible for trading on the Over the Counter Bulletin Board under the symbol "WALK.OB", effective March 6, 2001. Nasdaq's decision to delist our common stock from the Nasdaq National Market was based primarily on our net tangible assets, as defined by Nasdaq, falling below the minimum requirement.

RESULTS OF OPERATIONS

REVENUES.

Total revenues for the three months ended March 31, 2002 were $13.1 million, an increase of $498,000, or 3.9%, as compared to the three months ended March 31, 2001. The increase in total revenues is attributable to higher consulting revenue, partially offset by lower license revenue.

License revenues for the three months ended March 31, 2002 were $1.2 million, a decrease of $2.6 million, or 68.0%, as compared to the three months ended March 31, 2001. Our Elevon enterprise solutions have a long sales cycle as collaborative commerce involves coordination with multiple vendors, which generally increases the value of each transaction, but adds time and complexity to the process. Our license revenues for the three months ended March 31, 2002 were negatively impacted by the general slowdown and reduction in corporate spending for technology, particularly in North America. We also signed several individually larger license agreements during the first quarter of 2001, which contributed to the decrease in license revenues in the first quarter of 2002 when compared to the first quarter of 2001.

Maintenance revenues for the three months ended March 31, 2002 were $5.6 million, a decrease of $180,000, or 3.1%, as compared to the three months ended March 31, 2001. The decline of maintenance revenue in our Elevon 2 product line was partially offset by incremental revenue arising from new Elevon 5 customer support contracts signed during the quarter.

Consulting revenues for the three months ended March 31, 2002 were $6.3 million, an increase of $3.3 million, or 107.2%, as compared to the three months ended March 31, 2001. The increase is due to continuing strong revenues in our North American Elevon 2 consulting business and incremental consulting revenues from the Elevon 5 consulting business in the United Kingdom.

COSTS OF LICENSES, MAINTENANCE AND CONSULTING.

Costs of licenses, maintenance and consulting were $5.2 million for the three months ended March 31, 2002, representing 39.7% of total revenues, and $4.1 million for the three months ended March 31, 2001, representing 32.1% of total revenues. The $1.1 million increase in the costs of licenses, maintenance and consulting is primarily attributable to our consulting business where our revenues increased approximately $3.3 million as compared to the first quarter of 2001.

The costs of licenses as a percentage of license revenues increased in the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. Most of the increase is attributable to the Elevon 5 product line, where we sell a higher proportion of products that use technology licensed from third parties.

The cost of maintenance, as a percentage of related revenue, was substantially the same in the three months ended March 31, 2002 as compared to the three months ended March 31, 2001.

The costs of consulting, as a percentage of related revenue, decreased in the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. The decrease in the three months ended March 31, 2002 as compared to the three months ended March 31, 2001 reflects the higher utilization rates achieved on several major consulting projects in North America and the effect of spreading certain fixed costs over a larger revenue base.

SALES AND MARKETING.

Sales and marketing costs for the three months ended March 31, 2002 were $3.1 million, a decrease of $59,000, or 1.9%, as compared to the three months ended March 31, 2001. As a percentage of total revenues, sales and marketing expenses were 23.7% and 25.1% in the three months ended March 31, 2002 and 2001, respectively. The decrease is primarily attributable to reduced discretionary spending.

PRODUCT DEVELOPMENT.

Product development related expenses, excluding amortization of capitalized software, were as follows (in thousands):

                                        Three Months Ended
                                              March 31,
                                      -------------------
                                         2002      2001
                                      --------- ---------
Product development expenditures.....   $2,074    $2,906
Less:
   Additions to capitalized software.     (605)     (317)
                                      --------- ---------
Product development expense..........   $1,469    $2,589
                                      ========= =========

Net product development expense decreased $1.1 million, or 43.3%, in the three months ended March 31, 2002 as compared to the three months ended March 31, 2001 and was 11.2% and 20.5% of total revenues, respectively. For the three months ended March 31, 2002, total product development expenditures decreased $832,000, mainly reflecting the effect of our suspension of developing Rare Vision as a stand alone product after fiscal 2001. RareVision costs were approximately $1.1 million for the quarter ended March 31, 2001. Additions to capitalized software increased $288,000, or 90.8%, in the first quarter of fiscal 2002 as compared to the first quarter of fiscal 2001 and were 29.2% and 10.9% of product development expenditures, respectively. The increase in software costs capitalized in the three months ended March 31, 2002 is primarily attributable to significant product development resources being allocated to "Active Financial Planning", our analytics product that is due to be launched in the second quarter of fiscal 2002.

AMORTIZATION OF CAPITALIZED SOFTWARE.

Capitalized software amortization in the three months ended March 31, 2002 was $1.0 million, an increase of $269,000, or 35.3%, as compared to the three months ended March 31, 2001. The increase is mainly due to the incremental amortization of the intellectual property acquired from QSP for $2.0 million, which is being amortized on a straight-line basis over two years.

GENERAL AND ADMINISTRATIVE.

General and administrative expenses in the three months ended March 31, 2002 were $2.0 million, an increase of $19,000, or 1.0%, as compared to the three months ended March 31, 2001. As a percentage of total revenues, general and administrative expenses were 15.6% and 16.1% in the three months ended March 31, 2002 and 2001, respectively. An increase in general and administrative expenses resulting from the additional infrastructure, administrative and employee costs required to support the Elevon 5 product line was offset by lower employee costs in our previously existing operations.

PROVISION FOR INCOME TAXES.

In the three months ended March 31, 2002 and 2001, the Company provided $25,000 for state and foreign income taxes that could not be offset against net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2002, our principal sources of liquidity included cash, cash equivalents and short- term investments aggregating $5.7 million, and funds from operations. In addition, we have lines of credit, secured by accounts receivable, totaling $5.4 million. Under the terms of our domestic credit facility, which is renewable annually in the first quarter, we may borrow up to $4.0 million, dependent upon the amount of eligible domestic accounts receivable, as defined in the agreement. In November 2001, we also established a credit line for our United Kingdom receivables, whereby we may borrow up to $1.4 million (£1.0 million) against eligible receivables, as defined in the agreement. We have never borrowed under these lines of credit. As of March 31, 2002, we have future operating lease obligations of approximately $11.8 million through 2009 of which approximately $2.2 million is payable during the twelve month period from March 31, 2002.

Our operating activities provided cash of $1.5 million in the three months ended March 31, 2002, and used cash of $765,000 in the three months ended March 31, 2001.

Financing activities are comprised of proceeds from employee stock purchase plan issuances, offset by capital lease payments. These activities provided cash of $87,000 and $174,000 in the three months ended March 31, 2002 and 2001, respectively.

Investing activities include the purchase of fixed assets, additions to capitalized software and net purchases, sales and maturities of our investment portfolio. These activities used $957,000 of cash in the three months ended March 31, 2002 and provided $1.5 million during the three months ended March 31, 2001. Cash flows in the three months ended March 31, 2002 consisted of fixed asset purchases of $357,000 and additions to capitalized software of $605,000. Cash flows from investing activities in the three months ended March 31, 2001 consisted of net inflows from purchases and maturities of our investment portfolio totaling $2.0 million, offset by additions to capitalized software of $317,000 and fixed asset purchases of $135,000.

We believe that our principal sources of liquidity, which include cash, cash equivalents and short term investments of $5.7 million as of March 31, 2002 and funds expected from operations will satisfy our currently anticipated working capital and capital expenditure requirements for at least the next twelve months. While there can be no assurance, we believe the non-cash charges in our statement of operations for depreciation and amortization of capitalized software will continue to exceed our cash requirements for capital expenditures and our additions to capitalized software, thereby providing cash flow to fund our working capital requirements. Variations in our working capital requirements are dependent primarily on the rate of growth in our revenues, the timing and mix of our revenues, and the timing of collections of accounts receivable associated with our revenues. In addition, we have credit facilities that provide for up to $5.4 million of borrowings, dependent upon the amount of eligible accounts receivable, as defined in the agreements. However, the following factors, among others, could affect our liquidity and capital resources:

  Our ability to successfully integrate the Elevon 5 intellectual property into our product portfolio and to generate positive cashflows from this product range.
  The operational currency for our operations in Europe, the Middle East and Africa is the British pound. We do not have any formal hedge in place to mitigate potential exchange rate risk. A significant devaluation in the pound would adversely affect our reported revenues, costs, assets and liabilities. As of March 31, 2002, our operations in Europe, the Middle East and Africa represented approximately 40% of our total revenues and 30% of our assets.
  Our ability to successfully transition our product offerings to collaborative commerce solutions and to gain market acceptance for our new products, including the Active Financial Planning product scheduled for release during the second quarter of 2002.
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
  the demand for our products and services;
  changes in our product and services mix;
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
  the sales cycles for some of our products are relatively long due to our focus on "enterprise solutions" as opposed to individual products, which adds complexity to the customer's selection, negotiation and approval process;
  our longer sales cycle resulting from our transition to e- business, as the transition to collaborative commerce involves coordination with multiple vendors that can delay the sales process;
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

In addition, bookings that we execute during a particular quarter may not be recognized as revenue during such quarter because such bookings may not have met our revenue recognition criteria. We cannot assure you that we will be able to effect new bookings in accordance with historical results or management's expectations, and our inability to do so could have a material adverse effect on our operating results, financial condition and the market price of our stock.

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

If there is a further downturn in the technology industry or in general economic conditions, our business, operating results and financial condition may be adversely affected.

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

We will continue our presence in international markets by marketing our Elevon Collaborative Synergies solutions to Global 2000 organizations. Risks associated with such pursuits include, but are not limited to, the following: changing market demands, economic and political conditions in foreign markets, foreign exchange fluctuations, longer collections cycles, difficulty in managing a geographically dispersed organization and changes in international tax laws. Our operating results and financial condition are likely to be adversely affected if our operations in international markets are not successful. We do not have any formal hedge in place to mitigate potential exchange rate risk, and consequently a significant devaluation in the foreign currencies in which we operate would affect our reported revenues, costs, assets and liabilities. Our international operations have increased in 2002 as a result of the acquisition of the QSP intellectual property.

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

The software industry is characterized by rapid technological change. The pace of change has accelerated due to advances in mainframe and client/server technology and the growth in Internet, intranet and extranet utilization. We expect to evaluate potential opportunities and may invest in those that are compatible with our strategic direction. However, there can be no assurance that any such investments will be profitable. Our legacy products are also designed primarily for use with certain mainframe and client/server systems. Our newly acquired product line is designed primarily for use in the UNIX environment. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete. Accordingly, our future success depends in part upon our ability to continue to enhance our current products and to develop and introduce new products that respond to evolving customer requirements and keep pace with technological development and emerging industry standards, such as new operating systems, hardware platforms, interfaces and third party applications software.

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

We have acquired and may continue to acquire complimentary businesses, products or technology. The process of integrating an acquired company's business into our operations may result in unforeseen operating difficulties and expenditures and may require significant management attention that would otherwise be available for the ongoing development of our business. Acquisitions involve numerous risks, including difficulties in the assimilation of operations, technologies and products of the acquired company, risks associated with entering markets in which we have no or limited direct prior experience and the potential loss of key employees of the acquired company. We cannot assure you that we will successfully integrate any new acquisition or realize any anticipated benefits of an acquisition. Further, future acquisitions by us could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization related to goodwill and other intangible assets, which could materially affect our operating results and financial condition.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the market risks as discussed in our 2001 Annual Report on Form 10-K.

PART II. OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K
    Exhibits

None
    Reports on Form 8-K

None

WALKER INTERACTIVE SYSTEMS, INC.

FORM 10Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WALKER INTERACTIVE SYSTEMS, INC.

(Registrant)
Date: May 10, 2002

By:	/s/ Stanley V. Vogler

Stanley V. Vogler
Chief Financial Officer
(Principal Financial and Accounting Officer)