Form 10-Q
period 2002-06-30
ELEVON INC
filed 2002-08-05
CIK 883983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number 0-19872

ELEVON, INC.
(Exact name of Registrant as specified in its Charter)

Delaware	95-2862954
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

303 Second Street
San Francisco, California    94107
(Address of Principal Executive Offices including Zip Code)

(415) 495-8811
(Registrant's Telephone Number, Including Area Code)

Walker Interactive Systems, Inc.
(Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    YES [X]    NO [  ]

There were 15,458,626 Shares of $.001 Par Value Common Stock outstanding as of August 1, 2002.

ELEVON, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2002
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Interim Consolidated Financial Statements (unaudited):

Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001	3

Consolidated Statements of Operations for the three month and six month periods ended June 30, 2002 and 2001	4

Consolidated Statements of Cash Flows for the six month periods ended June 30, 2002 and 2001	5

Notes to Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3. Quantitative and Qualitative Disclosures About Market Risk	18

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders	22

Item 6. Exhibits and Reports on Form 8-K	19

Signatures	20

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements See notes to consolidated financial statements

ELEVON, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share amounts)

                                                           June 30,     December 31,
                                                             2002          2001
                                                        ------------  ------------

ASSETS
Current assets:
   Cash and cash equivalents...........................      $5,060        $4,583
   Short-term investments..............................          --           458
   Accounts receivable, net of allowance for doubtful
     accounts of $375 - June 30, 2002 and $476 -
     December 31, 2001.................................      11,332        11,431
   Prepaid expenses....................................       1,483           904
   Other receivables...................................          56            50
                                                        ------------  ------------
       Total current assets............................      17,931        17,426
Property and equipment, net                                   1,625         1,740
Capitalized software, net of accumulated amortization
  of $53,288 - June 30, 2002 and $52,865 -
  December 31, 2001....................................       3,403         4,853
Long-term accounts receivable..........................         112           562
Other assets...........................................         366           431
                                                        ------------  ------------
Total assets...........................................     $23,437       $25,012
                                                        ============  ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable....................................      $2,312        $2,411
   Accrued liabilities.................................       7,139         8,660
   Deferred revenue....................................      13,483        11,809
                                                        ------------  ------------
       Total current liabilities.......................      22,934        22,880
Deferred revenue.......................................       1,162         2,901
Other long-term obligations............................       2,428         2,818
                                                        ------------  ------------
       Total liabilities...............................      26,524        28,599
                                                        ------------  ------------

Commitments and contingencies

Stockholders' equity (deficit):
   Common stock, $.001 par value: 50,000 shares
    authorized; issued 15,189 shares - June 30,
    2002; 14,987 shares - December 31, 2001............          15            15
   Additional paid-in capital..........................      76,773        76,751
   Accumulated other comprehensive income..............         371           358
   Accumulated deficit.................................     (80,246)      (80,711)
                                                        ------------  ------------
       Total stockholders' deficit.....................      (3,087)       (3,587)
                                                        ------------  ------------
Total liabilities and stockholders' deficit............     $23,437       $25,012
                                                        ============  ============

See notes to consolidated financial statements

ELEVON, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

                                        Three Months Ended    Six Months Ended
                                              June 30,              June 30,
                                      --------------------- ---------------------
                                         2002       2001       2002       2001
                                      ---------- ---------- ---------- ----------
REVENUES:
  License............................      $803     $1,857     $2,027     $5,680
  Maintenance........................     5,679      5,652     11,253     11,406
  Consulting.........................     5,603      4,988     11,937      8,045
                                      ---------- ---------- ---------- ----------
     Total revenues..................    12,085     12,497     25,217     25,131

OPERATING EXPENSES:
  Costs of revenues:
     Cost of licenses,
      maintenance and consulting.....     5,280      4,601     10,492      8,652
     Amortization of
      capitalized software...........       901        763      1,933      1,526
  Sales and marketing................     2,939      2,950      6,054      6,124
  Product development................     1,672      2,612      3,141      5,200
  General and administrative.........     1,553      1,328      3,600      3,357
  Restructuring charge...............       892         --        892         --
  Impairment of capitalized
    software.........................       365         --        365         --
  Special credit (Note 5)............    (1,732)        --     (1,732)        --
                                      ---------- ---------- ---------- ----------
     Total operating expenses........    11,870     12,254     24,745     24,859
                                      ---------- ---------- ---------- ----------
Operating income.....................       215        243        472        272
     Interest income, net............        22         97         43        228
                                      ---------- ---------- ---------- ----------
Income before income taxes...........       237        340        515        500
     Provision for income taxes......        25         25         50         50
                                      ---------- ---------- ---------- ----------

NET INCOME...........................      $212       $315       $465       $450
                                      ========== ========== ========== ==========

BASIC NET INCOME PER SHARE...........     $0.01      $0.02      $0.03      $0.03
                                      ========== ========== ========== ==========
Shares used to compute basic
     net income per share............    15,190     14,848     15,186     14,846
                                      ========== ========== ========== ==========

DILUTED NET INCOME PER SHARE.........     $0.01      $0.02      $0.03      $0.03
                                      ========== ========== ========== ==========
Shares used to compute diluted
     net income per share............    15,626     14,849     15,602     14,846
                                      ========== ========== ========== ==========

See notes to consolidated financial statements

ELEVON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

                                                              Six Months Ended
                                                                    June 30,
                                                         ------------------------
                                                             2002         2001
                                                         -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income.........................................       $465         $450
     Adjustments to reconcile net income to
       net cash provided (used) by operating activities:
       Depreciation and amortization....................      2,477        2,167
       Provision for doubtful accounts..................         74          (17)
       Loss on property retirements......................        20           39
       Impairment of capitalized software................       365           --
       Special credit (Note 5)...........................    (1,732)          --
     Changes in operating assets and liabilities:
       Accounts receivable..............................         20          394
       Prepaids and other assets........................       (579)         (49)
       Accounts payable and  accrued liabilities........       (213)      (2,682)
       Deferred revenue.................................        (65)        (919)
       Long-term accounts receivable and other assets...        420          (69)
                                                         -----------  -----------
     Net cash provided (used) by operating activities...      1,252         (686)
                                                         -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from employee stock purchase plan
       issuances and stock options exercised............        126          213
     Capital lease payments.............................        (66)         (75)
                                                         -----------  -----------
     Net cash provided by financing activities..........          60          138
                                                         -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of short- and long-term investments......         --       (3,344)
     Maturities of short-term investments...............        458        4,899
     Sales of short-term investments....................         --           --
     Purchases of property and equipment................       (449)        (368)
     Additions to capitalized software..................       (848)        (711)
     Other..............................................          4            9
                                                         -----------  -----------
     Net cash provided (used) by investing activities...       (835)         485
                                                         -----------  -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS....        477          (63)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD.........      4,583        4,219
                                                         -----------  -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD...............     $5,060       $4,156
                                                         ===========  ===========
Supplemental disclosure:
    Cash paid for income taxes..........................        $65          $77

See notes to consolidated financial statements

ELEVON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

  SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for those periods. Results for the interim periods are not necessarily indicative of the results for the entire year. These consolidated financial statements and any notes thereto should be read in conjunction with the audited consolidated financial statements included in the Elevon, Inc. Annual Report on Form 10-K for the year ended December 31, 2001.
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

The reconciliation of net income to comprehensive income for the three-month and six-month periods ended June 30, 2002 and 2001 is as follows (in thousands):

                                        Three Months Ended  Six Months Ended
                                              June 30,            June 30,
                                      ------------------- -------------------
                                         2002      2001      2002      2001
                                      --------- --------- --------- ---------
Net income...........................     $212      $315      $465      $450
Other comprehensive income / (loss)..      (40)       30        13       155
                                      --------- --------- --------- ---------
Total comprehensive income...........     $172      $345      $478      $605
                                      ========= ========= ========= =========
  IMPAIRMENT AND RESTRUCTURING CHARGES

During the quarter ended June 30, 2002, the Board of Directors approved a strategic restructuring plan designed to reduce costs and strengthen the Company's position to successfully execute its strategy. The Company recorded a pre-tax restructuring charge totaling $892,000 for severance costs related to the involuntary termination of employees in the Company's United States and United Kingdom operations.

The cash outlay from the restructuring charge is estimated to be approximately $890,000, of which approximately $740,000 will be paid in the third quarter of 2002 and $150,000 in the fourth quarter of 2002. In addition the cash paid for accrued vacation related to the restructuring charge was approximately $175,000.

In accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed", the Company periodically evaluates capitalized software carrying amounts against the related estimated net realizable values of the assets. During the second quarter of 2002, this evaluation indicated that the estimated net realizable values of certain assets were not sufficient to recover the associated carrying values and resulted in an impairment charge of $365,000.
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

  Divestures

In October 2000, the Company sold the net assets of its Aptos product line to B-Plan Information Systems Limited ("B-Plan"). The Aptos product line was an integrated suite of client/server financial applications for medium-sized companies and was marketed primarily in the United Kingdom. The divesture agreement provided for total consideration of approximately $2.3 million. The Company received an initial payment of approximately $425,000 in December 2000, and, in October 2001, the Company and B-Plan executed a mutual release from any and all claims associated with the divesture agreement. Under the terms of the mutual release agreement, B-Plan paid the Company approximately $442,000, including interest, in November 2001 and is obligated to pay the Company an aggregate of approximately $575,000 in quarterly installments from April 2002 through January 2006. The first quarterly payment from B-Plan was received in April 2002 and future payments will be recognized in the financial statements as received.

In April 2000, the Company sold its stock ownership in Revere Inc. ("Revere") to Gores Technology Group ("GTG"). Revere's main product comprised the IMMPOWER asset management application. The divesture agreement provided that GTG pay the Company $500,000 at closing, and, dependent upon the parties reaching mutual agreement on a final determination of Revere's net assets as defined in the divesture agreement, an additional amount may be due to or from GTG. Management believes no additional amounts are due to or from GTG.

During the period that the Company owned and operated the divested product lines, reserves were established in the normal course of business to provide for contractual and other obligations. The Company retained certain of those reserves when the product lines were divested to cover certain existing obligations and those that were expected to arise from the change in ownership. During the approximately two-year period since the divestures, the Company believes that it has discharged substantially all obligations associated with the divestures through cash payments and negotiation. The residual amount of $1.7 million has been included as a special credit in the consolidated statement of operations for the three months ended June 30, 2002.

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

ELEVON, INC.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of results of operations and financial condition of the Company should be read in conjunction with the Company's unaudited financial statements and notes thereto included elsewhere in this Form 10-Q. The report on this Form 10-Q contains forward-looking statements, including statements related to industry trends and demand for mainframe and other software products, cash commitments and working capital requirements. Discussions containing such forward-looking statements may be found in the material set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations," generally and specifically therein under the captions "Recent Developments," "Liquidity and Capital Resources," and "Additional Risk Factors." You can identify forward-looking statements by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "pro forma," "estimates," or "anticipates," or the negative of these words and phrases or similar words or phrases. You can also identify forward- looking statements by discussions of strategy, plans or intentions. Forward- looking statements involve numerous risks and uncertainties and you should not rely upon them as predictions of future events. There is no assurance that the events or circumstances reflected in forward-looking statements will occur or be achieved. Forward-looking statements are necessarily dependent on assumptions, data, or methods that may be imprecise and we may not be able to realize them. The risk factors on pages 16 through 23, among others, should be considered in evaluating the Company's prospects and future financial performance.

The Company designs its software products specifically for the Internet architecture and business to business ("B2B") e-business models. The Company believes that its architecture is among the most scalable and adaptable for the enterprise-level business software. The Company's strategy is to offer enterprise financial, operational and analytical e-business solutions to a variety of industries. The Company's e-business solutions support and enhance enterprise-wide financial, operational and analytic processes, including procurement, revenue management, financial management and insight, business planning, budgeting, forecasting and financial consolidation. The Company's software products utilize the Microsoft Windows operating systems on the desktop, NT, UNIX and S/390 operating systems on the server and industry-leading On Line Analytical Processing ("OLAP"), Relational Database Management Systems ("RDBMS") including IBM's DB2 and DB2 OLAP server, Hyperion Solutions' Essbase and Microsoft SQL/Server. The Company's e-business solutions utilize the latest-generation IBM eServer zSeries Web Application Server. In addition, the Company utilizes iSeries, pSeries and xSeries servers as an integral part of its e-business strategy for analytic solutions.

RECENT DEVELOPMENTS

On February 4, 2002, we announced we would start doing business as Elevon, Inc. On May 23, 2002, the stockholders approved an amendment to our Restated Certificate of Incorporation to formally change the Company's name to Elevon, Inc. The certificate was filed with the Secretary of State of the State of Delaware on May 31, 2002.

On July 15, 2002, our ticker symbol on the Over the Counter Bulletin Board was changed to "ELVN".

On June 18, 2002, we announced that we were undertaking a strategic restructuring designed to reduce operating costs and strengthen our position to successfully execute our strategy. We recorded pretax restructuring charges totaling $892,000 for severance costs related to the involuntary termination of employees in our United States and United Kingdom operations. During the second quarter of 2002, our evaluation of capitalized software carrying amounts against the related estimated net realizable values of the assets indicated that the estimated net realizable values of certain assets were not sufficient to recover the associated carrying values and resulted in an impairment charge of $365,000. In addition, we recorded a benefit of $1.7 million during the quarter ended June 30, 2002 related to a reduction in estimated liabilities associated with divested product lines. As a result of the restructuring actions and the impairment charge, we expect to reduce future quarterly operating costs, primarily employee compensation and amortization of capitalized software, by approximately $1.25 million. The combined effect of the charges and the special credit described above was income of $475,000 in the consolidated statement of operations for the three months ended June 30, 2002. Had these transactions not occurred, we would have experienced a net loss of $263,000, or $0.02 per diluted share, for the second quarter.

On November 1, 2001, we announced our acquisition of certain assets of QSP Group PLC ("QSP"). QSP, headquartered in the United Kingdom, provided financial systems to Global 2000 companies and was placed in administrative receivership on October 17, 2001. We acquired QSP's intellectual property and a consulting services contract for $2.0 million in cash. We provide customer support and consulting services to QSP's customers, and market and sell the solutions through our existing sales channels. We renamed the QSP product line "Elevon 5", to distinguish it from our existing Elevon 2 product line. Total Elevon 5 license, maintenance and consulting revenues for the six months ended June 30, 2002 were approximately $5.1 million.

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

RESULTS OF OPERATIONS

Quarters ended June 30, 2002 and June 30, 2001

REVENUES.

Total revenues for the three months ended June 30, 2002 were $12.1 million, a decrease of $412,000, or 3.3%, as compared to the three months ended June 30, 2001. The decrease in total revenues is attributable to lower license revenue, partially offset by higher consulting revenue.

License revenues for the three months ended June 30, 2002 were $803,000, a decrease of $1.1 million, or 56.8%, as compared to the three months ended June 30, 2001. Our license revenues for the three months ended June 30, 2002, in common with many other software companies, were negatively impacted by the general slowdown and reduction in corporate spending for technology, particularly in North America.

Maintenance revenues for the three months ended June 30, 2002 were $5.7 million, the same level as for the three months ended June 30, 2001. The decline of maintenance revenue in our Elevon 2 product line was offset by incremental revenue arising from new Elevon 5 customer support contracts signed during the first and second quarters of 2002.

Consulting revenues for the three months ended June 30, 2002 were $5.6 million, an increase of $615,000, or 12.3%, as compared to the three months ended June 30, 2001. The increase is due to continuing strong revenues in our North American Elevon 2 consulting business and incremental consulting revenues from the Elevon 5 consulting business in the United Kingdom.

COSTS OF LICENSES, MAINTENANCE AND CONSULTING.

Costs of licenses, maintenance and consulting were $5.3 million for the three months ended June 30, 2002, representing 43.7% of total revenues, as compared to $4.6 million for the three months ended June 30, 2001, representing 36.8% of total revenues. The increase is primarily attributable to a change in the mix of our revenues: consulting revenues, which have a lower gross margin than license or maintenance revenues, comprised 46% of total revenues in the three months ended June 30, 2002, compared with 40% in the three months ended June 30, 2001.

The costs of licenses as a percentage of license revenues increased in the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. The increase results from a larger proportion of license revenues being generated from products that utilize technology licensed from third parties.

The cost of maintenance, as a percentage of related revenue, remained substantially the same in the three months ended June 30, 2002 as in the three months ended June 30, 2001.

The costs of consulting, as a percentage of related revenue, increased in the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. The increase reflects more intensive use of outside contractors in the three months ended June 30, 2002 compared to the three months ended June 30, 2001, together with lower utilization rates in our United Kingdom consulting business.

SALES AND MARKETING.

Sales and marketing costs for the three months ended June 30, 2002 were unchanged as compared to the three months ended June 30, 2001 at $2.9 million. As a percentage of total revenues, sales and marketing expenses were 24.3% and 23.6% in the three months ended June 30, 2002 and 2001, respectively.

PRODUCT DEVELOPMENT.

Product development related expenses, excluding amortization of capitalized software, were as follows (in thousands):

                                        Three Months Ended
                                              June 30,
                                      -------------------
                                         2002      2001
                                      --------- ---------
Product development expenditures.....   $1,915    $3,005
Less:
   Additions to capitalized software.     (243)     (393)
                                      --------- ---------
Product development expense..........   $1,672    $2,612
                                      ========= =========

Net product development expense decreased $940,000, or 36.0%, in the three months ended June 30, 2002 as compared to the three months ended June 30, 2001 and was 13.8% and 20.9% of total revenues, respectively. For the three months ended June 30, 2002, total product development expenditures decreased $1.1 million, mainly reflecting the effect of our suspension of developing RareVision as a standalone product after fiscal 2001. RareVision costs were approximately $1.3 million for the quarter ended June 30, 2001. Additions to capitalized software decreased $150,000, or 38.2%, in the second quarter of fiscal 2002 as compared to the second quarter of fiscal 2001 and were 12.7% and 13.1% of product development expenditures, respectively. The decrease in software costs capitalized in the three months ended June 30, 2002 is primarily attributable to a larger portion of product development resources being allocated to projects that do not meet the Company's capitalization criteria.

AMORTIZATION OF CAPITALIZED SOFTWARE.

Capitalized software amortization in the three months ended June 30, 2002 was $901,000, an increase of $138,000, or 18.1%, as compared to the three months ended June 30, 2001. The increase is mainly due to the incremental amortization of the intellectual property acquired from QSP for $2.0 million, which is being amortized on a straight-line basis over two years, partially offset by the fact that several projects became fully amortized during the quarter.

GENERAL AND ADMINISTRATIVE.

General and administrative expenses in the three months ended June 30, 2002 were $1.6 million, an increase of $225,000, or 16.9%, as compared to the three months ended June 30, 2001. As a percentage of total revenues, general and administrative expenses were 12.9% and 10.6% in the three months ended June 30, 2002 and 2001, respectively. The increase in general and administrative expenses in the three months ended June 30, 2002 is mainly due to the fact that the three months ended June 30, 2001 included a $450,000 benefit from termination of a lease, whereas no such benefit was recorded in the three months ended June 30, 2002.

RESTRUCTURING CHARGE, IMPAIRMENT OF CAPITALIZED SOFTWARE AND SPECIAL CREDIT

During the quarter ended June 30, 2002, we recorded pretax restructuring charges totaling $892,000 comprised of severance costs related to the involuntary termination of employees in our United States and United Kingdom operations, an impairment charge of $365,000 for capitalized software, and a benefit of $1.7 million related to a reduction in estimated liabilities associated with divested product lines.

PROVISION FOR INCOME TAXES.

In the three months ended June 30, 2002, the Company provided $25,000 for state and foreign income taxes that could not be offset against net operating loss carryforwards. In the three months ended June 30, 2001, the Company recorded an income tax expense of $25,000 associated with state and foreign taxes.

Six months ended June 30, 2002 and June 30, 2001

REVENUES

Total revenues for the six months ended June 30, 2002 were $25.2 million, an increase of $86,000, or 0.3%, as compared to the six months ended June 30, 2001. The increase in total revenues relates primarily to higher consulting revenue, partially offset by a decline in license revenue.

License revenues for the six months ended June 30, 2002 were $2.0 million, a decrease of $3.7 million, or 64.3%, as compared to the six months ended June 30, 2001. Our license revenues for the six months ended June 30, 2002, in common with many other software companies, were negatively impacted by the general slowdown and reduction in corporate spending for technology, particularly in North America. We also signed several individually larger license agreements during the first half of 2001, which contributed to the decrease in license revenues in the second quarter of 2002 when compared to the first half of 2001.

Maintenance revenues for the six months ended June 30, 2002 were $11.3 million, basically flat with the six months ended June 30, 2001. The decline of maintenance revenue in our Elevon 2 product line was offset by incremental revenue arising from new Elevon 5 customer support contracts signed during the first and second quarters of 2002.

Consulting revenues for the six months ended June 30, 2002 were $11.9 million, an increase of $3.9 million, or 48.4%, as compared to the six months ended June 30, 2001. The increase is due to continuing strong revenues in our North American Elevon 2 consulting business and incremental consulting revenues from the Elevon 5 consulting business in the United Kingdom.

COSTS OF LICENSES, MAINTENANCE AND CONSULTING.

Costs of licenses, maintenance and consulting were $10.5 million for the six months ended June 30, 2002, representing 41.6% of total revenues, and $8.7 million for the six months ended June 30, 2001, representing 34.4% of total revenues. The increase is primarily attributable to a change in the mix of our revenues: consulting revenues, which have a lower gross margin than license or maintenance revenues, comprised 47% of total revenues in the six months ended June 30, 2002, compared with 32% in the six months ended June 30, 2001.

The costs of licenses as a percentage of license revenues increased in the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. The increase results from a larger proportion of license revenues being generated from products that utilize technology licensed from third parties.

The cost of maintenance, as a percentage of related revenue, remained substantially the same in the six months ended June 30, 2002 as in the six months ended June 30, 2001.

The costs of consulting, as a percentage of related revenue, decreased in the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. The decrease reflects the higher utilization rates achieved on several major consulting projects in North America and the effect of spreading certain fixed costs over a larger revenue base, partially offset by a relative increase in the use of outside contractors.

SALES AND MARKETING.

Sales and marketing costs for the six months ended June 30, 2002 were unchanged as compared to the six months ended June 30, 2001 at $6.1 million. As a percentage of total revenues, sales and marketing expenses were 24.0% and 24.4% in the six months ended June 30, 2002 and 2001, respectively.

PRODUCT DEVELOPMENT.

Product development related expenses, excluding amortization of capitalized software, were as follows (in thousands):

                                        Six Months Ended
                                              June 30,
                                      -------------------
                                         2002      2001
                                      --------- ---------
Product development expenditures.....   $3,990    $5,910
Less:
   Additions to capitalized software.     (849)     (710)
                                      --------- ---------
Product development expense..........   $3,141    $5,200
                                      ========= =========

Net product development expense decreased $2.1 million, or 39.6%, in the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 and was 12.5% and 20.7% of total revenues, respectively. For the six months ended June 30, 2002, total product development expenditures decreased $1.9 million, mainly reflecting the effect of our suspension of developing RareVision as a standalone product after fiscal 2001. RareVision costs were approximately $2.4 million for the six months ended June 30, 2001. Additions to capitalized software increased $139,000, or 19.6%, in the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 and were 21.3% and 12.0% of product development expenditures, respectively. The increase in software costs capitalized in the six months ended June 30, 2002 is primarily attributable to significant product development resources being allocated to the "Active Financial Planning" analytics product, mainly during the first quarter of fiscal 2002. This product was launched in the second quarter of fiscal 2002.

AMORTIZATION OF CAPITALIZED SOFTWARE.

Capitalized software amortization in the six months ended June 30, 2002 was $1.9 million, an increase of $407,000, or 26.7%, as compared to the six months ended June 30, 2001. The increase is mainly due to the incremental amortization of the intellectual property acquired from QSP for $2.0 million, which is being amortized on a straight-line basis over two years, partially offset by the fact that several projects became fully amortized during the second quarter of fiscal 2002.

GENERAL AND ADMINISTRATIVE.

General and administrative expenses in the six months ended June 30, 2002 were $3.6 million, an increase of $243,000, or 7.2%, as compared to the six months ended June 30, 2001. As a percentage of total revenues, general and administrative expenses were 14.3% and 13.4% in the six months ended June 30, 2002 and 2001, respectively. The increase in general and administrative expenses in the six months ended June 30, 2002 is mainly due to the fact that the six months ended June 30, 2001 included a $450,000 benefit from termination of a lease, whereas no such benefit was recorded in the six months ended June 30, 2002.

RESTRUCTURING CHARGE, IMPAIRMENT OF CAPITALIZED SOFTWARE AND SPECIAL CREDIT

During the quarter ended June 30, 2002, we recorded pretax restructuring charges totaling $892,000 comprised of severance costs related to the involuntary termination of employees in our United States and United Kingdom operations, an impairment charge of $365,000 for capitalized software, and a benefit of $1.7 million related to a reduction in estimated liabilities associated with divested product lines.

PROVISION FOR INCOME TAXES.

In the six months ended June 30, 2002, the Company provided $50,000 for state and foreign income taxes that could not be offset against net operating loss carryforwards. In the six months ended June 30, 2001, the Company recorded an income tax expense of $50,000 associated with state and foreign taxes

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2002, our principal sources of liquidity included cash and cash equivalents of $5.1 million, and funds from operations. In addition, we have lines of credit, secured by accounts receivable, totaling $5.5 million. Under the terms of our domestic credit facility, which is renewable annually in the first quarter, we may borrow up to $4.0 million, dependent upon the amount of eligible domestic accounts receivable, as defined in the agreement. In November 2001, we also established a credit line for our United Kingdom receivables, whereby we may borrow up to $1.5 million (£1.0 million) against eligible receivables, as defined in the agreement. We have never borrowed under these lines of credit. As of June 30, 2002, we have future operating lease obligations of approximately $11.2 million through 2009, of which approximately $2.1 million is payable during the twelve month period from June 30, 2002.

Our operating activities provided cash of $1.25 million in the six months ended June 30, 2002, and used cash of $686,000 in the six months ended June 30, 2001.

Financing activities are comprised of proceeds from employee stock purchase plan issuances, offset by capital lease payments. These activities provided cash of $60,000 and $138,000 in the six months ended June 2002 and 2001, respectively.

Investing activities include the purchase of fixed assets, additions to capitalized software and net purchases, sales and maturities of our investment portfolio. These activities used $835,000 of cash in the six months ended June 30, 2002 and provided $485,000 during the six months ended June 30, 2001. Cash flows in the six months ended June 30, 2002 consisted of fixed asset purchases of $449,000 and additions to capitalized software of $848,000. Cash flows from investing activities in the six months ended June 30, 2001 consisted of net inflows from purchases and maturities of our investment portfolio totaling $1.6 million, offset by additions to capitalized software of $711,000 and fixed asset purchases of $368,000.

We believe that our principal sources of liquidity, which include cash and cash equivalents of $5.1 million as of June 30, 2002 and funds expected from operations will satisfy our currently anticipated working capital and capital expenditure requirements for at least the next twelve months. While there can be no assurance, we believe the non-cash charges in our statement of operations for depreciation and amortization of capitalized software will continue to exceed our cash requirements for capital expenditures and our additions to capitalized software, thereby providing cash flow to fund our working capital requirements. In addition, we expect that the restructuring actions taken in the three months ended June 30, 2002 will have a positive effect on future cash flow, primarily as a result of reductions in employee compensation and related costs. Variations in our working capital requirements are dependent primarily on the rate of growth in our revenues, the timing and mix of our revenues, and the timing of collections of accounts receivable associated with our revenues. In addition, we have credit facilities that provide for up to $5.5 million of borrowings, dependent upon the amount of eligible accounts receivable, as defined in the agreements. However, the following factors, among others, could affect our liquidity and capital resources:

  The operational currency for our operations in Europe, the Middle East and Africa is the British pound. We do not have any formal hedge in place to mitigate potential exchange rate risk. A significant devaluation in the pound would adversely affect our reported revenues, costs, assets and liabilities. As of June 30, 2002, our operations in Europe, the Middle East and Africa represented approximately 40% of our total revenues and 30% of our assets.
  Our ability to successfully transition our product offerings to collaborative commerce solutions and to gain market acceptance for our new products, including the Active Financial Planning product released during the second quarter of 2002.
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

We also compete to a lesser extent with other independent software application vendors. Some of our current and potential competitors have substantially greater financial, technical, marketing and sales resources than us. Some of these competitors also offer business application products not offered by us, primarily in the areas of human resources and manufacturing. However, we remain one of the few companies committed to providing and enhancing applications for the mainframe environment. Most of the competitors listed above compete with us by offering UNIX-based applications. With the addition of the QSP intellectual property, we now compete in the UNIX environment.

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

The software industry is characterized by rapid technological change. The pace of change has accelerated due to advances in mainframe and client/server technology and the growth in Internet, intranet and extranet utilization. We expect to evaluate potential opportunities and may invest in those that are compatible with our strategic direction. However, there can be no assurance that any such investments will be profitable. Our legacy products are also designed primarily for use with certain mainframe and client/server systems. Our previously acquired product line expanded our product offering to the UNIX environment. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete. Accordingly, our future success depends in part upon our ability to continue to enhance our current products and to develop and introduce new products that respond to evolving customer requirements and keep pace with technological development and emerging industry standards, such as new operating systems, hardware platforms, interfaces and third party applications software.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the reported market risks as described in our Annual Report on Form 10-K for the year ended December 31, 2001.

PART II. OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Annual Meeting of Stockholders of Elevon, Inc. was held on May 23, 2002.
    The matters voted upon at the meeting and the voting of the stockholders with the respect thereto are as follows:
    The election of David C. Wetmore as a Director to hold office until the 2005 Annual Meeting of Shareholders:

    For: 13,595,695 Withheld: 955,537

    The election of William A. Hasler as a Director to hold office until the 2005 annual Meeting of Shareholders:

    For: 13,596,365 Withheld: 954,787

    To approve and adopt the Company's amended and restated 1994 Equity Incentive Plan, (subsequently renamed the 2002 Equity Incentive Plan):

    For: 11,018,956 Against: 3,512,591 Abstain: 19,605

    To approve an amendment to the Company's Restated Certificate of Incorporation to change the Company's name from "Walker Interactive Systems, Inc." to "Elevon, Inc".

For: 14,494,583 Against: 53,629 Abstain: 2,940

Item 6. EXHIBITS AND REPORTS ON FORM 8-K
    Exhibits

99.1 Written Statement of the Chief Executive Officer with respect to compliance with Section 13(a) of the Securities Exchange Act of 1934.

99.2 Written Statement of the Chief Financial Officer with respect to compliance with Section 13(a) of the Securities Exchange Act of 1934.

    Reports on Form 8-K

Elevon, Inc. filed a Current Report on Form 8-K on July 22, 2002 in connection with its change of name and change of trading symbol.

ELEVON SYSTEMS, INC.

FORM 10Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELEVON, INC.

(Registrant)
Date: August 5, 2002

By:	/s/ Stanley V. Vogler

Stanley V. Vogler
Chief Financial Officer
(Principal Financial and Accounting Officer)