Form 10-Q
period 2002-09-30
ELEVON INC
filed 2002-11-12
CIK 883983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    YES [X]    NO [  ]

There were 15,482,180 Shares of $.001 Par Value Common Stock outstanding as of November 8, 2002.

ELEVON, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2002
TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements See notes to consolidated financial statements

ELEVON, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

                                                        September 30   December 31,
                                                             2002          2001
                                                        ------------  ------------
                                                                (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents...........................     $19,615        $4,583
   Short-term investments..............................           0           458
   Accounts receivable, net of allowance for doubtful
     accounts of $234 - September 30, 2002 and $476 -
     December 31, 2001.................................       6,628        11,431
   Prepaid expenses....................................         484           904
   Other receivables...................................         913            50
                                                        ------------  ------------
       Total current assets............................      27,640        17,426
Property and equipment, net                                   1,003         1,740
Capitalized software, net of accumulated amortization
  of $52,935 - September 30, 2002 and $52,865 -
  December 31, 2001....................................       1,913         4,853
Long-term accounts receivable..........................         624           562
Other assets...........................................         368           431
                                                        ------------  ------------
Total assets...........................................     $31,548       $25,012
                                                        ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable....................................      $1,047        $2,411
   Accrued liabilities.................................       3,977         8,660
   Deferred revenue....................................       6,732        11,809
                                                        ------------  ------------
       Total current liabilities.......................      11,756        22,880
Deferred revenue.......................................       1,809         2,901
Other long-term obligations............................       1,343         2,818
                                                        ------------  ------------
       Total liabilities...............................      14,908        28,599
                                                        ------------  ------------

Commitments and contingencies

Stockholders' equity (deficit):
   Common stock, $.001 par value: 50,000 shares
    authorized; issued 15,481 shares - September 30,
    2002; 14,987 shares - December 31, 2001............          15            15
   Additional paid-in capital..........................      76,950        76,751
   Accumulated other comprehensive income..............         141           358
   Accumulated deficit.................................     (60,466)      (80,711)
                                                        ------------  ------------
       Total stockholders' equity (deficit)............      16,640        (3,587)
                                                        ------------  ------------
Total liabilities and stockholders' equity (deficit)...     $31,548       $25,012
                                                        ============  ============

See notes to consolidated financial statements

ELEVON, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

                                                  Three Months Ended   Nine Months Ended
                                                     September 30,         September 30,
                                                --------------------- ---------------------
                                                   2002       2001       2002       2001
                                                ---------- ---------- ---------- ----------
REVENUES:
  License and royalty..........................    $1,032       $822     $3,059     $6,502
  Maintenance..................................     5,130      5,565     16,383     16,971
  Consulting...................................     4,389      4,304     16,327     12,349
                                                ---------- ---------- ---------- ----------
     Total revenues............................    10,551     10,691     35,769     35,822

OPERATING EXPENSES:
  Costs of revenues:
     Cost of licenses,
      maintenance and consulting...............     3,838      4,262     14,330     12,914
     Amortization of
      capitalized software.....................       539        763      2,473      2,288
  Sales and marketing..........................     1,916      2,838      7,971      8,962
  Product development..........................     1,531      1,868      4,672      7,068
  General and administrative...................     1,524        988      5,123      4,346
  Restructuring charge.........................        --         --        892         --
  Impairment of capitalized
    software...................................        --         --        365         --
  Special credit (Note 5)......................        --         --     (1,732)        --
                                                ---------- ---------- ---------- ----------
     Total operating expenses..................     9,348     10,719     34,094     35,578
                                                ---------- ---------- ---------- ----------
Operating income (loss)........................     1,203        (28)     1,675        244
     Interest income, net......................        44         72         88        300
     Gain on sale of United Kingdom operations
     and e5 intellectual property..............    18,756         --     18,756         --
                                                ---------- ---------- ---------- ----------
Income before income taxes.....................    20,003         44     20,519        544
     Provision for income taxes................       225         25        275         75
                                                ---------- ---------- ---------- ----------

NET INCOME.....................................   $19,778        $19    $20,244       $469
                                                ========== ========== ========== ==========

BASIC NET INCOME PER SHARE.....................     $1.28      $0.00      $1.33      $0.03
                                                ========== ========== ========== ==========
Shares used to compute basic
     net income per share......................    15,462     14,987     15,278     14,893
                                                ========== ========== ========== ==========

DILUTED NET INCOME PER SHARE...................     $1.27      $0.00      $1.30      $0.03
                                                ========== ========== ========== ==========
Shares used to compute diluted
     net income per share......................    15,611     14,988     15,626     14,954
                                                ========== ========== ========== ==========

See notes to consolidated financial statements

ELEVON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

                                                                   Nine Months Ended
                                                                       September 30,
                                                               ------------------------
                                                                   2002         2001
                                                               -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income...............................................    $20,244         $469
     Adjustments to reconcile net income to
       net cash provided (used) by operating activities:
       Depreciation and amortization..........................      3,237        3,249
       Provision for doubtful accounts........................        174         (167)
       Loss on property retirements...........................         20           52
       Impairment of capitalized software.....................        365           --
       Special credit (Note 5)................................     (1,732)          --
       Gain on sale of United Kingdom operations
       and e5 intellectual property...........................    (18,756)          --
     Changes in operating assets and liabilities:
       Accounts receivable....................................        255        1,057
       Prepaids and other assets..............................       (536)        (308)
       Accounts payable and  accrued liabilities..............     (1,921)      (3,815)
       Deferred revenue.......................................        (27)      (1,083)
       Other..................................................       (280)         (92)
                                                               -----------  -----------
           Net cash provided (used) by operating activities         1,043         (638)
                                                               -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from employee stock purchase plan
       issuances and stock options exercised..................        304          294
     Capital lease payments...................................       (107)         (98)
                                                               -----------  -----------
           Net cash provided by financing activities..........        197          196
                                                               -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of short- and long-term investments............         --       (4,490)
     Maturities of short-term investments.....................        458        6,149
     Proceeds from gain on sale of United Kingdom operations
     and e5 intellectual property, net of expenses of $835....     14,865           --
     Purchases of property and equipment......................       (521)        (670)
     Additions to capitalized software........................     (1,013)      (1,144)
     Other....................................................          3           29
                                                               -----------  -----------
           Net cash provided (used) by investing activities...     13,792         (126)
                                                               -----------  -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..........     15,032         (568)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD...............      4,583        4,219
                                                               -----------  -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD.....................    $19,615       $3,651
                                                               ===========  ===========
Supplemental disclosure:
    Cash paid for income taxes................................        $71          $78

See notes to consolidated financial statements

ELEVON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for those periods. Results for the interim periods are not necessarily indicative of the results for the entire year. These consolidated financial statements and any notes thereto should be read in conjunction with the audited consolidated financial statements included in the Walker Interactive Systems, Inc. Annual Report on Form 10-K for the year ended December 31, 2001. Certain reclassifications have been made to prior years' amounts in order to conform to the 2002 consolidated financial statement presentation.
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

The reconciliation of net income to comprehensive income for the three-month and nine-month periods ended September 30, 2002 and 2001 is as follows (in thousands):

                                        Three Months Ended Nine Months Ended
                                           September 30,       September 30,
                                      ------------------- -------------------
                                         2002      2001      2002      2001
                                      --------- --------- --------- ---------
Net income...........................  $19,778       $19   $20,244      $469
Other comprehensive loss.............     (230)     (247)     (217)      (91)
                                      --------- --------- --------- ---------
Total comprehensive income / (loss)..  $19,548     ($228)  $20,027      $378
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

The cash outlay from the restructuring charge is estimated to be approximately $890,000, of which approximately $35,000 was paid in the quarter ended June 30, 2002, $650,000 was paid in the quarter ended September 30, 2002, and $130,000 will be paid in the fourth quarter of 2002 and $30,000 in the first quarter of 2003. The remaining balance of approximately $45,000 was transferred to Novele, as an acquired liability (see Note 5, "Acquisition and Divestitures"). In addition the cash paid for accrued vacation related to the restructuring activities was approximately $175,000, which had been accrued as it was earned prior to the restructuring.

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
  ACQUISITION AND DIVESTITURES

Fiscal 2001 and 2002 Acquisition and Divestiture

On November 1, 2001, the Company acquired from the administrative receiver of QSP Group PLC ("QSP"), QSP's intellectual property and a consulting contract. QSP, headquartered in Newcastle, United Kingdom, was a global provider of financial systems on mainframe and UNIX platforms to Global 2000 companies and was placed in administrative receivership on October 17, 2001. The acquisition cost of $2.0 million was allocated to the intellectual property and was being amortized on a straight line-basis over a two-year period from the date of acquisition. Subsequent to November 1, 2001, the Company hired certain former QSP employees, provided consulting services under the acquired contract, and engaged with the former QSP customer base to establish new relationships. Revenues and costs related to these activities have been included in the Company's consolidated financial statements from November 1, 2001 through September 6, 2002.

On September 6, 2002, the Company sold its United Kingdom operations and its Elevon 5 intellectual property to Novele Limited ("Novele"), located in London, United Kingdom. Under the terms of a Sale Purchase Agreement ("Agreement") dated September 6, 2002, Elevon sold the stock of its wholly owned subsidiary, Elevon International Limited, to Novele for consideration of $16.5 million. Approximately $15.7 million cash was received at closing. The remaining balance of $800,000 is due on or before December 31, 2002 subject to certain conditions under the terms of the Agreement. In addition to acquiring the Elevon operations headquartered in the United Kingdom, Novele acquired the Elevon 5 intellectual property, which Elevon had acquired from the administrative receiver for the QSP Group PLC in November 2001. We have deferred $200,000 of the gain as recovery is dependent upon our completion of certain customer requirements during the fourth quarter of fiscal 2002. Novele will also become an exclusive distributor of Elevon software, including Elevon 2 and Active Financial Planning, in the United Kingdom and certain other territories, as defined in a Software Distribution Agreement. Under the terms of the Distribution Agreement, for the specified territories the Company will receive a royalty based on a percentage applied to actual maintenance revenues and new license sales of the Elevon 2 and Active Financial Planning products.

The Company recognized an after-tax gain in respect of the above transaction of $18.6 million (net of $200,000 of taxes), or $1.19 per diluted share, in the consolidated statement of operations for the three months ended September 30, 2002. The gain before taxes was calculated as follows (amounts in thousands):

Proceeds received                                                    $15,700
Proceeds receivable                                                     $800
Deferred gain                                                          ($200)
Transaction costs                                                      ($835)
Net book value of Elevon 5 intellectual property                     ($1,167)
Elimination of deficit                                                $4,458
                                                                    ---------
                                                                     $18,756
                                                                    =========

The operations and related intellectual property sold had revenues, operating expenses (including amortization) and net income as follows (in thousands, except per share amounts):

                                          Three Months Ended     Nine Month
                                          September 30,          September
                                   2002      2001         2002      2001

Total revenue                      $3,011    $2,057      $12,916    $7,456

Total operating expenses           $2,668    $2,052      $11,206    $6,467

Net income                           $343        $5       $1,710      $989

Diluted net income per share        $0.02     $0.00        $0.11     $0.07

Fiscal 2000 Divestitures

In October 2000, the Company sold the net assets of its Aptos product line to B-Plan Information Systems Limited ("B-Plan"). The Aptos product line was an integrated suite of client/server financial applications for medium-sized companies and was marketed primarily in the United Kingdom. The divesture agreement provided for total consideration of approximately $2.3 million. The Company received an initial payment of approximately $425,000 in December 2000, and, in October 2001, the Company and B-Plan executed a mutual release from any and all claims associated with the divesture agreement. Under the terms of the mutual release agreement, B-Plan paid the Company approximately $442,000, including interest, in November 2001 and is obligated to pay the Company an aggregate of approximately $575,000 in quarterly installments from April 2002 through January 2006. The first quarterly payment from B-Plan was received in April 2002 and subsequent payments have been recognized in the financial statements as received.

In April 2000, the Company sold its stock ownership in Revere Inc. ("Revere") to Gores Technology Group ("GTG"). Revere's main product comprised the IMMPOWER asset management application. The divestiture agreement provided that GTG pay the Company $500,000 at closing, and, dependent upon the parties reaching mutual agreement on a final determination of Revere's net assets as defined in the divestiture agreement, an additional amount may be due to or from GTG. Management believes no additional amounts are due to or from GTG.

During the period that the Company owned and operated the divested product lines, reserves were established in the normal course of business to provide for contractual and other obligations. The Company retained certain of those reserves when the product lines were divested to cover certain existing obligations and those that were expected to arise from the change in ownership. During the approximately two-year period since the divestitures, the Company believes that it has discharged substantially all obligations associated with the divestitures through cash payments and negotiation. The residual amount of $1.7 million has been included as a special credit in the consolidated statement of operations during the nine months ended September 30, 2002.

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

ELEVON, INC.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of results of operations and financial condition of the Company should be read in conjunction with the Company's unaudited financial statements and notes thereto included elsewhere in this Form 10-Q. The report on this Form 10-Q contains forward-looking statements, including statements related to industry trends and demand for mainframe and other software products, cash commitments and working capital requirements. Discussions containing such forward-looking statements may be found in the material set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations," generally and specifically therein under the captions "Recent Developments," "Liquidity and Capital Resources," and "Additional Risk Factors." You can identify forward-looking statements by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "pro forma," "estimates," or "anticipates," or the negative of these words and phrases or similar words or phrases. You can also identify forward- looking statements by discussions of strategy, plans or intentions. Forward- looking statements involve numerous risks and uncertainties and you should not rely upon them as predictions of future events. There is no assurance that the events or circumstances reflected in forward-looking statements will occur or be achieved. Forward-looking statements are necessarily dependent on assumptions, data, or methods that may be imprecise and we may not be able to realize them. The risk factors on pages 20 through 27, among others, should be considered in evaluating the Company's prospects and future financial performance.

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

RECENT DEVELOPMENTS

On September 6, 2002, we sold our United Kingdom operations and our Elevon 5 intellectual property to Novele Limited ("Novele"), located in London, United Kingdom. Under the terms of a Sale Purchase Agreement ("Agreement") dated September 6, 2002, we sold the stock of our wholly owned subsidiary, Elevon International Limited, to Novele for consideration of $16.5 million. Approximately $15.7 million cash was received at closing. The remaining balance of $800,000 is due on or before December 31, 2002 subject to certain conditions under the terms of the Agreement. We have deferred $200,000 of the gain as recovery is dependent upon our completion of certain customer requirements during the fourth quarter of fiscal 2002. In addition to acquiring the Elevon operations headquartered in the United Kingdom, Novele acquired the QSP ("Elevon 5") intellectual property, which we had previously acquired from the administrative receiver for the QSP Group PLC in November 2001 for $2.0 million in cash. Novele will also become an exclusive distributor of of Elevon software, including Elevon 2 and Active Financial Planning, in the United Kingdom and certain other territories, as defined in a Software Distribution Agreement.

We recognized an after-tax gain in respect of the sale of our United Kingdom operations and e5 intellectual property of $18.6 million, or $1.19 per diluted share, in the consolidated statement of operations for the three months ended September 30, 2002.

On June 18, 2002, we announced that we were undertaking a strategic restructuring designed to reduce operating costs and strengthen our position to successfully execute our strategy. We recorded pretax restructuring charges totaling $892,000 for severance costs related to the involuntary termination of employees in our United States and United Kingdom operations. During the second quarter of 2002, our evaluation of capitalized software carrying amounts against the related estimated net realizable values of the assets indicated that the estimated net realizable values of certain assets were not sufficient to recover the associated carrying values and resulted in an impairment charge of $365,000. In addition, we recorded a benefit of $1.7 million during the quarter ended June 30, 2002 related to a reduction in estimated liabilities associated with divested product lines. The combined effect of the charges and the special credit described above was a net reduction in operating expenses of $475,000 in the consolidated statement of operations for the three months ended June 30, 2002. Had these transactions not occurred, we would have experienced a net loss of $263,000, or $0.02 per diluted share, for the second quarter.

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

RESULTS OF OPERATIONS

As more fully described in Note 5 to the interim consolidated financial statements and in "Recent Developments" in Management's Discussion and Analysis of Financial Condition and Results of Operations, in November 2001 we acquired the QSP intellectual property and in September 2002 we sold our United Kingdom operations and the previously acquired QSP intellectual property to Novele Limited.

To assist in the understanding of the effects of the divestiture of the United Kingdom operations and the previously acquired QSP intellectual property, the historical results for the operations remaining after the divestiture ("North America") and the divested operations ("United Kingdom"), where relevant, have been shown separately.

Variations in the United Kingdom results for the three and nine month periods ended September 30, 2002 and 2001 relate primarily to the incremental revenues and costs associated with reestablishment of the former QSP operations. The incremental QSP revenues and costs were partially offset by the absence of one month of United Kingdom legacy revenues and costs following the divestiture, together with a decline in United Kingdom core license and maintenance revenues for the nine months ended September 30, 2002.

Quarters ended September 30, 2002 and September 30, 2001

REVENUES

                         North    United     2002         North    United     2001
                        America   Kingdom    Total       America   Kingdom    Total
                         -----     -----     -----        -----     -----     -----
Revenues:
  License and royalty      $850      $182    $1,032         $661      $161      $822
  Maintenance             3,403     1,727     5,130        4,328     1,237     5,565
  Consulting              3,287     1,102     4,389        3,645       659     4,304
                       --------- --------- ---------    --------- --------- ---------
Total revenues           $7,540    $3,011   $10,551       $8,634    $2,057   $10,691
                       ========= ========= =========    ========= ========= =========

Total North America revenues for the three months ended September 30, 2002 were $7.5 million, a decrease of $1.1 million, or 12.7%, as compared to the three months ended September 30, 2001. The decrease in total revenues is attributable to lower maintenance and consulting revenue, partially offset by higher license revenue.

Revenue for the three month periods ended September 30, 2002 and 2001 from a single customer represented 16.1% and 18.8% of total revenue, respectively.

North America license revenues for the three months ended September 30, 2002 were $850,000, an increase of $189,000, or 28.6%, as compared to the three months ended September 30, 2001. Our license revenues for the three months ended September 30, 2001 were negatively impacted by the aftermath of the events of September 11, because license agreements are traditionally executed in the last several weeks of a quarter.

North America maintenance revenues for the three months ended September 30, 2002 were $3.4 million, a decrease of $925,000, or 21.4%, as compared to the three months ended September 30, 2001. North America maintenance revenues for the three months ended September 30, 2001 included revenue from several maintenance agreements which were not renewed and incremental revenue arising from the early termination of one customer agreement.

North America consulting revenues for the three months ended September 30, 2002 were $3.3 million, a decrease of $358,000, or 9.8%, as compared to the three months ended September 30, 2001. The decrease relates primarily to the decline in consulting revenues from the legacy analytics product line.

COSTS OF LICENSES, MAINTENANCE AND CONSULTING.

                         North    United     2002         North    United     2001
                        America   Kingdom    Total       America   Kingdom    Total
                         -----     -----     -----        -----     -----     -----
Cost of revenues         $2,494    $1,344    $3,838       $3,208    $1,054    $4,262
                       ========= ========= =========    ========= ========= =========

North America costs of licenses, maintenance and consulting were $2.5 million for the three months ended September 30, 2002, representing 33.1% of total North America revenues, and $3.2 million for the three months ended September 30, 2001, representing 37.2% of total North America revenues.

The cost of North America license revenue, which is mainly related to third party license costs, was not significant in the three month periods ended September 30, 2002 and 2001.

The cost of North America maintenance, as a percentage of related revenue, decreased in the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. The decrease is primarily due to the savings in employee compensation costs that we achieved as a result of the restructuring actions taken in June 2002.

The costs of North America consulting, as a percentage of related revenue, decreased in the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. The decrease reflects the effect of the restructuring actions taken in the second quarter of 2002, together with a relative reduction in the use of subcontractors in the three months ended September 30, 2002.

SALES AND MARKETING.

                         North    United     2002         North    United     2001
                        America   Kingdom    Total       America   Kingdom    Total
                         -----     -----     -----        -----     -----     -----
Sales and marketing      $1,174      $742    $1,916       $2,071      $767    $2,838
                       ========= ========= =========    ========= ========= =========

North America sales and marketing costs for the three months ended September 30, 2002 were $1.2 million, a decrease of $897,000, or 43.3%, as compared to the three months ended September 30, 2001. As a percentage of North America revenues, sales and marketing expenses were 15.6% and 24.0% in the three months ended September 30, 2002 and 2001, respectively. The decrease is attributable to reduced discretionary spending and reduced sales and marketing employee related costs.

PRODUCT DEVELOPMENT.

Product development related expenses, excluding amortization of capitalized software, were as follows (in thousands):

                                        Three Months Ended
                                           September 30,
                                      -------------------
                                         2002      2001
                                      --------- ---------
Product development expenditures.....   $1,695    $2,298
Less:
   Additions to capitalized software.     (164)     (430)
                                      --------- ---------
Product development expense..........   $1,531    $1,868
                                      ========= =========

Net product development expense decreased $337,000, or 18.0%, in the three months ended September 30, 2002 as compared to the three months ended September 30, 2001 and was 14.5% and 17.5% of total revenues, respectively. For the three months ended September 30, 2002, total product development expenditures decreased $603,000, primarily reflecting the absence of RareVision costs, which were approximately $500,000 for the quarter ended September 30, 2001. Product development expenses for the three months ended September 30, 2002 include $89,000 relating to the divested Elevon 5 product line. Additions to capitalized software decreased $266,000, or 61.9%, in the third quarter of fiscal 2002 as compared to the third quarter of fiscal 2001 and were 9.7% and 18.7% of product development expenditures, respectively. The decrease in software costs capitalized in the three months ended September 30, 2002 is primarily attributable to a larger proportion of our product development resources being allocated to projects that do not meet our capitalization criteria.

AMORTIZATION OF CAPITALIZED SOFTWARE.

Capitalized software amortization in the three months ended September 30, 2002 was $539,000, a decrease of $224,000, or 29.4%, as compared to the three months ended September 30, 2001. The decrease is mainly due to several projects becoming fully amortized during the quarter, partially offset by incremental amortization of the Elevon 5 intellectual property during the three months ended September 30, 2002 of $173,000.

GENERAL AND ADMINISTRATIVE.

                            North    United     2002         North    United     2001
                           America   Kingdom    Total       America   Kingdom    Total
                            -----     -----     -----        -----     -----     -----
General and administrative  $1,230      $294    $1,524         $775      $213      $988
                          ========= ========= =========    ========= ========= =========

North America general and administrative expenses in the three months ended September 30, 2002 were $1.2 million, an increase of $455,000, or 58.7%, as compared to the three months ended September 30, 2001. As a percentage of total revenues, general and administrative expenses were 16.3% and 9.0% in the three months ended September 30, 2002 and 2001, respectively. The increase in the three months ended September 30, 2002 is primarily due to the effect of a $300,000 benefit resulting from a favorable sales tax determination during the third quarter of 2001, combined with a provision of $100,000 to increase the allowance for doubtful accounts in the three months ended September 30, 2002.

GAIN ON SALE OF UNITED KINGDOM OPERATIONS AND e5 INTELLECTUAL PROPERTY.

The Company recognized an after-tax gain in respect of the sale of its United Kingdom operations and e5 intellectual property of $18.6 million, or $1.19 per diluted share, in the consolidated statement of operations for the three months ended September 30, 2002 (see Note 5, "Acquisition and Divestitures").

PROVISION FOR INCOME TAXES.

In the three months ended September 30, 2002, the Company provided $225,000 for state, federal and foreign income taxes that could not be offset against net operating loss carryforwards, including $200,000 for the alternative minimum tax liability in relation to the disposal of the Elevon 5 intellectual property (see Note 5, "Acquisition and Divestitures"). In the three months ended September 30, 2001, the Company recorded an income tax expense of $25,000 associated with state and foreign taxes.

Nine months ended September 30, 2002 and September 30, 2001

REVENUES

                         North    United     2002         North    United     2001
                        America   Kingdom    Total       America   Kingdom    Total
                         -----     -----     -----        -----     -----     -----
Revenues:
  License and royalty     1,367     1,692     3,059        5,089     1,413     6,502
  Maintenance            10,516     5,867    16,383       13,043     3,928    16,971
  Consulting             10,970     5,357    16,327       10,234     2,115    12,349
                       --------- --------- ---------    --------- --------- ---------
Total revenues          $22,853   $12,916   $35,769      $28,366    $7,456   $35,822
                       ========= ========= =========    ========= ========= =========

Total North America revenues for the nine months ended September 30, 2002 were $22.9 million, a decrease of $5.5 million, or 19.4%, as compared to the nine months ended September 30, 2001. The decrease in total revenues is attributable to lower license and maintenance revenue, partially offset by higher consulting revenue.

Revenue for the nine month periods ended September 30, 2002 and 2001 from a single customer represented 18.1% and 17.5% of total revenue, respectively.

North America license revenues for the nine months ended September 30, 2002 were $1.4 million, a decrease of $3.7 million, or 73.0%, as compared to the nine months ended September 30, 2001. Our license revenues for the nine months ended September 30, 2002, in common with many other software companies, were negatively impacted by the general economic slowdown and reduction in corporate spending for technology. We also signed several individually larger license agreements during the first nine months of 2001, which contributed to the decrease in license revenues in the first nine months of 2002 when compared to the first nine months of 2001.

North America maintenance revenues for the nine months ended September 30, 2002 were $10.5 million, a decrease of $2.5 million, or 19.4%, as compared to the nine months ended September 30, 2001. North America maintenance revenues for the nine months ended September 30, 2001 included revenue from several maintenance agreements which were not renewed, due to customer acquisitions or the completion of migrations to alternative platforms. In 2001 we also provided short-term extended support to several customers who were migrating to current releases, and derived incremental revenue from the early termination of one customer agreement.

North America consulting revenues for the nine months ended September 30, 2002 were $11.0 million, an increase of $736,000, or 7.2%, as compared to the nine months ended September 30, 2001. The increase is primarily due to continuing strong revenues in our North American Elevon 2 consulting business, partially offset by a decline in legacy analytics consulting revenue.

COSTS OF LICENSES, MAINTENANCE AND CONSULTING.

                         North    United     2002         North    United     2001
                        America   Kingdom    Total       America   Kingdom    Total
                         -----     -----     -----        -----     -----     -----
Cost of revenues         $8,694    $5,636   $14,330       $9,731    $3,183   $12,914
                       ========= ========= =========    ========= ========= =========

North America costs of licenses, maintenance and consulting were $8.7 million for the nine months ended September 30, 2002, representing 38.0% of total North America revenues, and $9.7 million for the nine months ended September 30, 2001, representing 34.3% of total North America revenues. The total North America cost of revenues is lower for the nine months ended September 30, 2001 because proportionately more license revenue was recognized in this period than in the nine months ended September 30, 2002, and the cost of license revenue, which is mainly related to third-party license costs, was insignificant for both these periods.

The cost of North America maintenance, as a percentage of related revenue, decreased in the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2000. The decrease was mainly the result of lower employee compensation costs.

The costs of North America consulting, as a percentage of related revenue, were substantially the same in the nine months ended September 30, 2002 as in the nine months ended September 30, 2001. Lower employee-related costs were offset by an increase in subcontractor costs.

SALES AND MARKETING.

                         North    United     2002         North    United     2001
                        America   Kingdom    Total       America   Kingdom    Total
                         -----     -----     -----        -----     -----     -----
Sales and marketing      $5,035    $2,936    $7,971       $6,481    $2,481    $8,962
                       ========= ========= =========    ========= ========= =========

North America sales and marketing costs for the nine months ended September 30, 2002 were $5.0 million, a decrease of $1.4 million, or 22.3%, as compared to the nine months ended September 30, 2001. As a percentage of North America revenues, sales and marketing expenses were 22.0% and 22.9% in the nine months ended September 30, 2002 and 2001, respectively. The decrease is attributable to reduced discretionary spending and reduced sales and marketing employee related costs.

PRODUCT DEVELOPMENT.

Product development related expenses, excluding amortization of capitalized software, were as follows (in thousands):

                                        Nine Months Ended
                                           September 30,
                                      -------------------
                                         2002      2001
                                      --------- ---------
Product development expenditures.....   $5,685    $8,208
Less:
   Additions to capitalized software.   (1,013)   (1,140)
                                      --------- ---------
Product development expense..........   $4,672    $7,068
                                      ========= =========

Net product development expense decreased $2.4 million, or 33.9%, in the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 and was 13.1% and 19.7% of total revenues, respectively. For the nine months ended September 30, 2002, total product development expenditures decreased $2.5 million, mainly reflecting the effect of RareVision costs of $2.9 million for the nine months ended September 30, 2001, partially offset by increased spending on the "Active Financial Planning" product. Product development expenses for the nine months ended September 30, 2002 include $339,000 relating to the divested Elevon 5 product line. Additions to capitalized software decreased $127,000, or 11.1%, in the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 and were 17.8% and 13.9% of product development expenditures, respectively. The decrease in software costs capitalized in the nine months ended September 30, 2002 is primarily attributable to a larger portion of product development resources being allocated to projects that do not meet the Company's capitalization criteria.

AMORTIZATION OF CAPITALIZED SOFTWARE.

Capitalized software amortization in the nine months ended September 30, 2002 was $2.5 million, an increase of $185,000, or 8.1%, as compared to the nine months ended September 30, 2001. The increase is due to incremental amortization of the Elevon 5 intellectual property during the nine months ended September 30, 2002 of $672,000, partially offset by a decrease of fully amortized legacy analytics products.

GENERAL AND ADMINISTRATIVE.

                            North    United     2002         North    United     2001
                           America   Kingdom    Total       America   Kingdom    Total
                            -----     -----     -----        -----     -----     -----
General and administrative  $3,782    $1,341    $5,123       $3,601      $745    $4,346
                          ========= ========= =========    ========= ========= =========

North America general and administrative expenses in the nine months ended September 30, 2002 were $3.8 million, an increase of $181,000, or 5.0%, as compared to the nine months ended September 30, 2001. As a percentage of North America revenues, general and administrative expenses were 16.5% and 12.7% in the nine months ended September 30, 2002 and 2001, respectively. The increase in general and administrative expenses in the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 relates to the inclusion of a $450,000 benefit from the termination of a lease and a $300,000 reversal of an accrual resulting from a favorable sales tax determination in the nine months ended September 30, 2001, whereas no such benefits were recorded in the nine months ended September 30, 2002. This was offset by savings in employee-related costs in the nine months ended September 30, 2002.

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

GAIN ON SALE OF UNITED KINGDOM OPERATIONS AND e5 INTELLECTUAL PROPERTY.

The Company recognized an after-tax gain in respect of the sale of its United Kingdom operations and e5 intellectual property of $18.6 million, or $1.19 per diluted share, in the consolidated statement of operations for the three months ended September 30, 2002 (see Note 5, "Acquisition and Divestitures").

PROVISION FOR INCOME TAXES.

In the nine months ended September 30, 2002, the Company provided $275,000 for state, federal and foreign income taxes that could not be offset against net operating loss carryforwards, including $200,000 for the alternative minimum tax liability in relation to the disposal of the Elevon 5 intellectual property (see Note 5, "Acquisition and Divestitures"). In the nine months ended September 30, 2001, the Company recorded an income tax expense of $75,000 associated with state and foreign taxes.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2002, the Company's principal sources of liquidity included cash and cash equivalents aggregating $19.6 million. In addition, we have a line of credit, secured by accounts receivable, whereby we may borrow up to $4.0 million, dependent upon the amount of eligible accounts receivable as defined in the agreement. The agreement is renewable annually in the first quarter. We have never borrowed under this line of credit. As of September 30, 2002, we have future operating lease obligations of approximately $9.6 million through 2007, of which approximately $2.0 million is payable during the twelve month period from September 30, 2002.

The Company's operating activities, which included the Company's United Kingdom operations through September 6, 2002, provided cash of $1.0 million and used cash of $638,000 in the nine months ended September 30, 2002 and September 30, 2001, respectively. This increase was primarily driven by an improvement in operating income, partially offset by spending on restructuring activities in the nine months ending September 30, 2002.

Financing activities provided $197,000 and $196,000 in cash during the nine months ended September 30, 2002 and September 30, 2001, respectively, consisting of proceeds from the issuance of stock under the Company's employee stock purchase plan and proceeds from stock options exercised, less payments made on capital leases.

Investing activities provided cash of $13.8 million in the nine months ended September 30, 2002 and used $126,000 in cash during the nine months ended September 30, 2001. In the nine months ended September 30, 2002, we received net proceeds from the divesture of our United Kingdom operations of $14.9 million, and short-term investments totaling $458,000 matured. These inflows were offset by additions to capitalized software of $1.0 million and fixed asset purchases of $521,000. The major cash flows in the nine months ended September 30, 2001 comprised net investment activity totaling $1.7 million, offset by additions to capitalized software of $1.1 million and fixed asset purchases of $670,000.

We believe that our principal sources of liquidity, which include cash and cash equivalents of $19.6 million as of September 30, 2002 and funds expected from operations will satisfy our currently anticipated working capital and capital expenditure requirements for at least the next twelve months. While there can be no assurance, we believe the non-cash charges in our statement of operations for depreciation and amortization of capitalized software will continue to exceed our cash requirements for capital expenditures and our additions to capitalized software, thereby providing cash flow to fund our working capital requirements. In addition, we expect that the restructuring actions taken in the three months ended June 30, 2002 will continue to have a positive effect on future cash flow, primarily as a result of reductions in employee compensation and related costs. Variations in our working capital requirements are dependent primarily on the rate of growth in our revenues, the timing and mix of our revenues, and the timing of collections of accounts receivable associated with our revenues. In addition, we have a credit facility that provides for up to $4.0 million of borrowings, dependent upon the amount of eligible accounts receivable, as defined in the agreement. However, the following factors, among others, could affect our liquidity and capital resources:

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
  Our ability to successfully win new consulting business to replace existing projects as they are completed.
  Our ability to renew customer maintenance agreements.

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

Many customers who have bought our mainframe financial applications have the source code. Accordingly, customers may choose to maintain their own systems or outsource the maintenance to a provider of their choosing. We cannot assure you that we will be successful in all cases in persuading customers to sign maintenance contracts with us. The failure to do so would have an adverse effect on our maintenance revenue stream.

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

Since March 6, 2001 our stock has traded on the Over the Counter Bulletin Board. This is generally considered a less efficient market, and our stock price, as well as the liquidity of our common stock, may be adversely affected as a result. Further, we cannot assure you that our stock will be relisted on the Nasdaq National Market, or any other exchange, in the future.

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

Our royalty revenue stream is dependent on the success of Novele in selling the Elevon 2 and Active Financial Planning products.

Following the disposal of our United Kingdom operations, Novele Limited has become the exclusive distributor for the Elevon 2 and Active Financial Planning products in the United Kingdom and certain other territories. Our revenues, operating results and financial condition are likely to be adversely affected if Novele is unsuccessful in marketing and selling these products.

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

We encounter competition from a broad range of firms in the professional services market, including the current and former consulting divisions of the major accounting firms, which possess greater resources than we do, and small independent firms that compete primarily on the basis of price.

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

Our headquarters are located in San Francisco under a lease that expires in 2007. Although historical commercial building vacancy rates have been low in San Francisco, recent changes in the economy have resulted in a significant increase in available office space. Our San Francisco headquarters office space exceeds our current needs, and while we are seeking to reduce this excess office space we cannot assure you that this can be achieved at economic terms acceptable to us.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Following the disposal of our United Kingdom operations on September 6, 2002 (see Note 5, "Acquisition and Divestures"), our market risk with regard to exchange rate exposure has been reduced to a negligible amount. No adverse changes with regard to interest rate risk have been experienced.

Item 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

    There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART II. OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

    Exhibits

None

    Reports on Form 8-K

Elevon, Inc. filed a Current Report on Form 8-K on September 20, 2002 in connection with its divestiture of the United Kingdom operations and the sale of the Elevon 5 intellectual property.

ELEVON, INC.

FORM 10-Q

SIGNATURES

ELEVON SYSTEMS, INC.

FORM 10Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELEVON, INC.

(Registrant)
Date: November 12, 2002

By:	/s/ Stanley V. Vogler

Stanley V. Vogler
Chief Financial Officer
(Principal Financial and Accounting Officer)

Certification of the Chief Executive Officer

I, Frank M. Richardson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Elevon, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Frank M. Richardson

------------------------------------------

Frank M. Richardson

November 12, 2002

Certification of the Chief Financial Officer

I, Stanley V. Vogler, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Elevon, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Stanley V. Vogler

------------------------------------------

Stanley V. Vogler

November 12, 2002