Form 10-K
period 2002-12-31
ELEVON INC
filed 2003-03-28
CIK 883983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Common Stock, $.001 Par Value Per Share
(Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑

      Based on the average bid and ask prices of the Registrant’s common stock on the Over the Counter Bulletin Board on March 14, 2003, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $12,610,962. Shares of the Registrant’s common stock held by each officer and director and by each person who owns 5% or more of the Registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      The number of shares of the Registrant’s common stock outstanding as of March 14, 2003 was 15,576,952.

DOCUMENTS INCORPORATED BY REFERENCE

      Part III of this Report on Form 10-K incorporates information by reference from the Registrant’s definitive Proxy Statement to be used in conjunction with its 2002 Annual Meeting of Stockholders, to be held on May 22, 2003.

ELEVON, INC.

FORM 10-K

PART I

Item 1.	Business

Overview

Introduction

      The Company (hereinafter “Elevon”, “Walker”, “we”, “our”, “us”, or the “Company”) was incorporated in California in 1973 as Walker Interactive Systems, Inc. and reincorporated in Delaware in March 1992. In February 2002, Walker announced that it would do business as Elevon, Inc., and our name was formally changed in May 2002. We design, develop, market and support, on a worldwide basis, a family of enterprise financial, operational and analytical software products that enable large and medium-sized organizations, higher education institutions, and federal, state and government agencies to optimize their business processes, reduce business costs, and improve management information needed to run their business. We derive our revenue from software licenses, software maintenance and professional consulting services. Our collaborative commerce solutions and analytical applications are licensed to large and mid-size companies and similarly sized governmental organizations worldwide.

Recent Update

      On September 6, 2002, we sold our United Kingdom operations and our Elevon 5 intellectual property to Novele Limited (“Novele”, now doing business as “Arelon”) located in London, United Kingdom. Under the terms of a share purchase agreement, we sold the stock of our wholly owned subsidiary, Elevon International Limited, to Novele for consideration of $16.5 million. Approximately $15.7 million cash was received at closing. The remaining balance of approximately $800,000 was due on or before December 31, 2002 subject to certain conditions under the terms of the agreement. We deferred $200,000 of the gain and subsequently recognized it during the fourth quarter of fiscal 2002 following the completion of certain customer requirements. We have informally agreed with Arelon to extend, on a month-to-month basis, the remaining $600,000, plus interest. In addition to acquiring the Elevon operations headquartered in the United Kingdom, Novele acquired the QSP (“Elevon 5”) intellectual property, which we had previously acquired from the administrative receiver for the QSP Group PLC in November 2001 for $2.0 million in cash. Novele also became an exclusive distributor of Elevon 2 and Active Financial Planning (“AFP”) software in the United Kingdom and certain other territories, pursuant to a software distribution agreement.

      We recognized an after-tax gain in respect of the sale of our United Kingdom operations and Elevon 5 intellectual property of $19.0 million, or $1.20 per diluted share, in the consolidated statement of operations for the year ended December 31, 2002.

      During the quarters ended June 30 and December 31, 2002, the Board of Directors approved restructuring plans to reduce operating costs and strengthen the Company’s position to successfully execute its strategy. The Company recorded a pre-tax restructuring charge totaling $1.1 million, mainly for severance costs related to the involuntary termination of employees in the Company’s United States and United Kingdom operations.

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

      On February 4, 2002, we announced we would start doing business as Elevon, Inc. On May 23, 2002, the stockholders approved an amendment to our Restated Certificate of Incorporation to formally change the Company’s name to Elevon, Inc. The certificate was filed with the Secretary of State of the State of Delaware on May 31, 2002. On July 15, 2002, our ticker symbol on the Over the Counter Bulletin Board was changed to “ELVN”.

      In the second quarter of 2000, we formed a wholly owned subsidiary, RareVision, Inc., to further the development and market testing of a business-to-business internet model for a web-based, knowledge management analytical application for smaller businesses. During fiscal 2000 and 2001, product development and marketing expenses totaling $6.6 million were incurred and charged to operations. During 2001, further development of the RareVision product line on a standalone basis was ceased and the remaining components of the development effort were integrated into our analytics product line.

Strategic Direction

      During 1999, we changed our strategic direction to emphasize e-business solutions and analytical applications, and began to refocus ourselves as a provider of e-business and collaborative commerce solutions. As part of our strategic redirection, we redesigned our software products specifically for Internet architecture and collaborative e-business models. We believe that our architecture is among the most scalable and adaptable for enterprise-level business software, and our strategy is to offer enterprise financial, operational and analytical solutions to a variety of industries. Our collaborative commerce solutions integrate processes within and across enterprise boundaries for the benefit of the enterprise, its suppliers and its customers. These processes include procurement, revenue management, financial management and insight, business planning, budgeting, forecasting and financial consolidation.

      Our software products utilize the Microsoft Windows operating systems on the desktop, NT, UNIX and S/390 operating systems on the server and industry-leading On Line Analytical Processing (“OLAP”), Relational Database Management Systems (“RDBMS”) including IBM’s DB2 and DB2 OLAP server, Hyperion Solutions’ Essbase and Microsoft SQL/Server. Our collaborative commerce solutions utilize the latest-generation IBM z-series Web Application Server. Elevon Collaborative SynergiesTM solutions represent our core suite of business and financial solutions, utilizing the power of the enterprise server for highly scalable transaction processing and reliability/ availability, with the thin client architecture of the browser based interface. This Internet-based architecture provides an optimized platform for delivery of collaborative commerce solutions. Historically, we also developed and marketed, and continue to market analytical applications, which provide financial reporting, budgeting and financial consolidation solutions for large and mid-sized organizations. These analytical applications integrate with Elevon Collaborative Synergies solutions and also work on a standalone basis with leading Enterprise Resource Planning applications. Our software products include productivity tools that allow applications to be extensively customized to fit the customer’s particular requirements. We complement our software products by providing specialized consulting services to assist customers with customization and implementation.

      We derive our revenue from software licenses, software maintenance and professional consulting services. Our solutions are licensed primarily to Global 2000 companies and similarly sized business and governmental organizations worldwide. Our solutions and services are marketed in the United States primarily through a direct sales force, and in Europe our Elevon 2 and AFP solutions are marketed through a distribution agreement with Novele Limited.

Industry Background

      Large, geographically diverse organizations generate enormous amounts of financial, operational, sales, marketing and other data. We believe that the transaction-oriented information systems used by these organizations are typically critical to their efficiency, productivity and competitiveness, providing the availability of continuous and simultaneous information to employees, customers and suppliers. In the day-to-day operations of large organizations, transactional data needs to be promptly and easily retrieved from a variety of financial and operational systems, summarized and organized into meaningful business information that has a consistent business context. The process of integrating the data is complex when large organizations employ multiple accounting systems, operational systems and transactional databases, spread their business across many different geographies and have different information requirements by function and across the organization. Furthermore, we believe that the current business climate of deregulation and merger/ acquisition activities in many industries has added additional complications as well as the need for scalable and adaptable business processes.

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

Analytical Applications and Business Intelligence

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

Internet Architectures

      In recent years, the market has seen the rapid adoption of thin client/centralized server architecture models, a significant contrast to the client/server architectures that have been prevalent since the mid-1990s. Internet based computing can enable companies to protect their existing information technology investments while taking advantage of new technologies by dynamically linking Internet, client/server and legacy systems. We believe that our Internet architecture model has created opportunities for competitive advantage in our market, and for our customers, through a combination of business processes optimized for the Internet model, improved collaboration, browser based interfaces, enhanced services, shared services and lower transaction costs. Elevon Collaborative Synergies solutions are designed to support this integrated Internet architecture and the collaborative enterprise process model.

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

Our Strategy

      Our objective is to be a leading provider of collaborative solutions for the real-time enterprise. Our strategy for achieving this goal is as follows:

              Enable the Transformation of Key Business Processes Through the Use of Internet Technologies

      We believe that the collaborative commerce enablement of key business processes has created opportunities for competitive advantage in our market through Internet/intranet-enabled solutions. We expect that our collaborative synergies solutions will allow organizations to transform core business processes utilizing existing information technology investments while taking advantage of powerful interactive, transaction-intensive solutions that let companies do business in ever more efficient and effective ways. We believe that our customers will have the ability to extend the reach of their business applications directly to employees, customers and suppliers worldwide.

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

Extend New and Existing Long-Term Relationships with Strategic Partners

      We have existing strategic relationships with leading hardware and software suppliers such as IBM, Microsoft, Hyperion Solutions, Inc., and Information Builders, Inc. We believe that the development of our relationships with these partners, as well as expanding the scope of the relationships to include e-business and e-commerce solutions, will contribute to our future revenue growth.

Deliver Lower Cost/ Higher Performance Solutions

      While many vendors of enterprise software solutions are focusing their technology efforts on supporting a distributed client/server model, we intend to continue to build and enhance our e-business solutions for the IBM z900 as an e-business server. We build collaborative applications using Java technologies with a process we call Shared Transformation Enterprise Processes (“STEPs”). We believe that this puts us in a position to support multiple high-volume Internet- based computing environments. We believe that this capability, together with the growth of collaborative commerce, Internet bandwidth and processes that reflect an e-business way of working, supporting both shared and distributed service models, is a far more cost effective model than other distributed architecture models available in the market today.

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

Solutions

Collaborative Synergies Solutions

      Elevon Collaborative Synergies solutions are designed to support new processes as organizations redefine existing processes as a result of collaborating with their suppliers and customers beyond the four walls of the enterprise. These solutions are intended to align stakeholder incentives and transform unproductive processes into win/win workflows. The goal of Elevon Collaborative Synergies solutions is to streamline inefficiencies, eliminate redundancies, reengineer roadblocks and reassign misplaced processes — those where work is done on one side of a barrier while the best resources and incentives for the task wait on the other — to match mission with motivation. We expect these improvements to compress business cycles, increase process velocity, and enhance value chain visibility.

      Elevon Collaborative Synergies solutions are organized into the following key operational areas:

•	e-finance — delivers solutions that provide the organization with the transaction processing power, information access and real-time monitoring required to manage the business. Elevon 2 e-finance includes the general ledger, asset management and project cost management modules.

•	e-procurement — automates and extends the purchasing process beyond the four walls of the enterprise, giving all parties a high degree of visibility and control. Elevon 2 e-procurement includes the accounts payable, inventory management and purchase order modules.

•	e-revenue — extends the billing, credit, accounts receivable and collection processes beyond the organization to where they become collaborative relationships. Elevon 2 e-revenue includes the accounts receivable, billing and collection modules.

•	STEPs — a suite of integrated, granular, collaborative software applications designed to seamlessly extend existing corporate systems outside the organization to solve specific, common business problems.

•	Portals — business processes engineered to allow for any number of “roles” as dictated by business needs. Elevon Roles automate specific processes and offer the user great flexibility, while simplifying multiple tasks in the process. We currently cover the following key roles:

•	e-finance portal: e-analyst.

•	e-procurement portal: e-administration, e-approval, e-buyer, e-content management, e-employee expense, e-employee expense payables, and e-requisitioner.

•	e-revenue portal: e-administrator, e-collector, e-care, e-credit, e-data entry, and e-payment applier.

Analytical Applications

      We broadened the scope of our collaborative synergies offerings with the addition of analytical solutions that work with transactional data to provide in-depth insight into the enterprise. This combination of collaborative synergies solutions and analytical applications, which includes planning, forecasting and financial consolidation solutions, allows our customers the opportunity to better manage company-wide performance.

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

      Our analytical applications include:

•	Planning and Forecasting — Automates the planning, forecasting and budgeting processes to reduce planning cycles, facilitate continuous planning and enable the prediction of company performance.

•	Financial Consolidation — Manages the collection, adjustment and reporting of consolidated results for enterprise-wide statutory, management and tax reporting.

•	Active Financial Planning — web-based planning and decision support system that offers real-time collaboration focused on predictive and corrective planning.

Product Development

      We continually work to enhance our existing products and develop new products to meet our customers’ ever-changing requirements. Our success will depend, in part on our ability to develop product enhancements and new products that keep pace with technological changes and changes in customers’ business practices. Product development costs charged to operations, including amortization of capitalized software development costs, were 21% of total revenues in 2002, 24% in 2001, and 35% in 2000.

      Due to the layered architecture of our collaborative synergies solutions, and our efforts to continually enhance our products in order to respond to evolving technologies, we believe that our core products have long life cycles. As operating systems, databases and presentation software technologies evolve, we expect to be able to modify our collaborative synergies solutions through an upgrade and by changing only the corresponding layer of software without having to change the other components of the system. Therefore, our customers able to modify our collaborative synergies solutions through an upgrade and by changing only the corresponding layer of software without having to change the other components of the system. Therefore, our customers should not have to completely replace our products in response to technological change. We work closely with our customers and prospective customers to determine their requirements and to define the functionality of our new products and enhancements to our existing products.

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

      Some of the areas addressed by our services include:

•	Integration — to integrate the customers’ existing applications into the Elevon Collaborative Synergies solutions.

•	Performance tuning — to increase computer throughput, reduce processing time and otherwise improve performance.

•	Migration — to assist in making cost-effective migrations to a new release or from one platform to another.

•	Conversion and integration — to integrate third-party applications into our framework or convert these products to our applications through our reusable components, methodologies and e-technology.

Customer Support and Maintenance

      Our customer support and maintenance program includes 24-hour hotline telephone support for problem determination and resolution, account management, and ongoing functional and technical enhancements for installed products.

Reportable Segments

      Our product and service offerings are considered a single reportable segment. Information regarding domestic and international revenues and assets is contained in Note 11 to the Consolidated Financial Statements.

Sales and Marketing

      We sell our products primarily through our direct sales force. In support of our sales force, we conduct marketing programs, which include direct mail, public relations, advertising, seminars, trade shows and ongoing customer communication programs. The sales cycle begins with the generation of a sales lead, or often the receipt of a request for proposal (“RFP”) from a prospect, which is followed by qualification of the lead, an analysis of the customer’s needs, response to the RFP (one or more presentations to the customer), customer internal approval activities and contract negotiation and finalization. While our sales cycle varies by product and by customer, our sales cycle has historically ranged from three to twelve or more months. The current slowdown in the United States economy has had the effect of further extending our sales cycle.

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

      Historically, the Company has primarily operated in three geographic areas, North America, Europe/ Middle East/ Africa and Asia Pacific. Following the disposal of our United Kingdom and Elevon 5 operations in September 2002, the Company will have insignificant revenues and assets in the Europe/ Middle East/ Africa region. During the years ended December 31, 2002 and 2001, revenue generated from products and services provided to ADT Security Services, Inc., a unit of Tyco International Ltd., represented 18.2% and 17.4% of revenue, respectively. The same customer represented 18.2% and 17.6% of accounts receivable as of December 31, 2002 and 2001, respectively. No customer represented in excess of 10% of total revenues or accounts receivable for 2000.

Competition

      The business and financial application software market for large, complex organizations is intensely competitive. The principal competitors with Elevon Collaborative Synergies solutions are SAP AG, Oracle Corporation and PeopleSoft, Inc. Our analytical applications compete primarily with Hyperion Solutions Corporation, Cognos, Inc. and Comshare, Inc.

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

      We encounter competition from a broad range of firms in the professional services market. These competitors include the current and former consulting divisions of the major accounting firms, which possess greater resources than we do and compete with us mainly on the basis of the scope of services offered, and small independent firms that compete primarily on the basis of price.

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

      We typically provide our products to users under non-exclusive, non-transferable, perpetual licenses. Under the general terms and conditions of our standard product license agreement, the licensed software may be used only for internal operations. We make source code for some of our products available to our customers under agreements that restrict access to and use of the source code.

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

Employees

      As of December 31, 2002, we had 103 employees, 96 of whom were based in the United States and 7 were based internationally. Of the total, 15 employees were engaged in sales and marketing, 12 were in customer support, 26 were in professional services, 21 were in product development and 29 were in data processing, administration and finance positions.

Item 2.     Properties

      We currently lease the properties described below:

		Approximate	Square
		Square	Footage	Lease
Location	Usage	Footage	Sublet	Expiration

San Francisco, USA	Our headquarters	55,000	—	2007
Chicago, USA	Operations	11,000	—	2006
Atlanta, USA	Operations	1,800	—	2003
Toronto, Canada	Sublet	4,000	4,000	2003

Total Square Footage		71,800	4,000

      We believe that we have adequate facilities to accommodate our operations in the near term and that additional space will be available at commercially reasonable terms as needed. Our San Francisco office lease requires us to maintain significantly more space than we need for our current operations.

      As of December 31, 2002, approximately 4,000 square feet of office space in Toronto, Canada, is not occupied by us and is sublet.

Item 3.     Legal Proceedings

      As of December 31, 2002, there were no pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or to which any of our property is subject, which we anticipate would have a material adverse effect on our financial condition or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the quarter ended December 31, 2002.

PART II

Item 5.	Market for Registrant’s Common Stock and Related Security Holder Matters

      Our common stock has been traded on the Over the Counter Bulletin Board under the symbol “ELVN” since July 15, 2002. From March 6, 2001 to July 14, 2002, our common stock was traded on the Over the Counter Bulletin Board and before that it was traded on the Nasdaq National Stock Market, under the symbol “WALK”. As of March 14, 2003, there were approximately 1,800 stockholders of record of our common stock. We have not paid any cash dividends and do not anticipate paying any cash dividends in the foreseeable future. The high and low sale prices per share of our common stock, for the periods set forth below, are as reported by the Nasdaq National Stock Market System and the range of high and low bid information per share for our common stock for the periods set forth below are as quoted on the Over the Counter Bulletin Board.

	Quarter Ending

	March 31,	June 30,	September 30,	December 31,
	2002	2002	2002	2002

Over the Counter Bulletin Board
Bid range per common share
High	$2.35	1.97	1.24	1.39
Low	$0.82	1.21	0.74	1.02

	For the Period or Quarter Ending

	January 1, 2001	March 6, 2001
	through	through	June 30,	September 30,	December 31,
	March 5, 2001	March 31, 2001	2001	2001	2001

Over the Counter Bulletin Board
Bid range per common share
High	$—	0.84	1.00	0.84	0.96
Low	$—	0.69	0.51	0.45	0.44

Nasdaq National Stock Market
Price range per common share
High	$2.47	—	—	—	—
Low	$0.78	—	—	—	—

Item 6.     Selected Consolidated Financial Data

      The following table should be read in conjunction with our financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Years Ended December 31,

	2002(1)	2001	2000(2)	1999(3)	1998

	(In thousands, except per share amounts)
Statement of Operations Data:
Total revenues	$41,913	$49,065	$51,422	$87,978	$101,413
Income (loss) before income taxes	20,663	1,586	(26,565)	(24,887)	7,266
Net income (loss)	20,563	1,486	(26,747)	(37,788)	4,525
Per Share Data:
Basic net income (loss) per share	$1.34	$0.10	$(1.84)	$(2.67)	$0.32
Diluted net income (loss) per share	$1.30	$0.10	$(1.84)	$(2.67)	$0.31
Shares:
Shares utilized to compute basic net income (loss) per share	15,332	14,917	14,535	14,154	14,012
Shares utilized to compute diluted net income (loss) per share	15,797	14,958	14,535	14,154	14,688
Balance Sheet Data:
Cash, cash equivalents and investments	$20,836	$5,041	$9,619	$22,014	$22,597
Total assets	30,463	25,012	27,560	57,950	95,097
Stockholders’ equity (deficit)	16,983	(3,587)	(5,223)	19,119	57,051

(1)	Includes a gain on sale of our United Kingdom and Elevon 5 operations of $19.0 million, a special credit of $1.7 million relating to a reduction in estimated liabilities associated with divested product lines, a $365,000 charge for the impairment of certain capitalized software, and a $1.1 million restructuring charge mainly related to severance costs.

(2)	Includes a $4.8 million charge for the impairment of certain capitalized software and a $1.9 million restructuring charge mainly related to severance costs.

(3)	Includes a $10.4 million charge for the impairment of certain capitalized software and goodwill, a $4.5 million restructuring charge mainly related to severance costs in connection with the change in our strategic direction, and a $12.5 million increase in the tax valuation allowance.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion of our results of operations and financial condition should be read in conjunction with our financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements, including statements related to industry trends, expected resolution of legal proceedings, cash commitments, liquidity, capital resources and working capital requirements. Discussions containing such forward-looking statements may be found in the material set forth under “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” generally and specifically therein under the captions “Management Overview”, “Liquidity and Capital Resources” and “Additional Risk Factors,” as well as elsewhere in this Annual Report on Form 10-K. Actual events or results may differ materially from those discussed herein. We disclaim any obligation to update these forward-looking statements as a result of subsequent events. The risk factors on pages 19 through 24, among others, should be considered in evaluating our prospects and future financial performance.

MANAGEMENT OVERVIEW

      Approximately three years ago we announced our intention to focus the Company as a provider of e-business, analytical and collaborative commerce solutions with the goal of returning the Company to sustainable, profitable and cashflow positive operating results. Positioning the Company to achieve those goals required the divestiture of non-core operations, and in fiscal 2000 we divested the IMMPOWER and Aptos product lines. This refocusing of our product offerings in fiscal 2000 also resulted in an impairment charge of $4.8 million related to capitalized development costs of certain legacy software. In addition, we incurred severance costs of $1.9 million as we reduced our operating costs to align more closely with our expected revenue base.

      To expand both our customer base and our platform offerings, in November 2001 we acquired the QSP Group PLC intellectual property (Elevon 5) from an administrative receiver for $2.0 million. In September 2002 we sold our United Kingdom operations and the Elevon 5 intellectual property to Novele Limited (“Novele”, now doing business as “Arelon”) for $16.5 million.

      The events and aftermath of September 11, 2001 and the slowdown in the United States economy are factors that have led our customer base to reduce levels of corporate spending on information technology, which has negatively impacted our operating results for fiscal 2002. To address the decrease in revenue, we again reduced our operating costs through employee reductions and incurred severance costs of $1.1 million. In fiscal 2002 we achieved operating income of $1.6 million and generated cash from operating activities of $2.3 million. We exited 2002 in a stronger, more liquid financial position as a result of selling our United Kingdom operations and the Elevon 5 intellectual property.

      Looking forward, a continued sluggish United States economy could lead to reduced levels of corporate spending on information technology, which, in turn, would further extend our sales cycle and negatively impact our operating results. If these circumstances occur, our license revenues could continue to be below historical levels.

      In addition, a significant portion of our consulting revenue for any given year is generally derived from several individually larger consulting engagements. Consulting revenue from a single North American customer represented 17.2% and 12.9% of total consolidated revenue in 2002 and 2001, respectively. This engagement was substantially completed in the fourth quarter of 2002. Completed consulting engagements must be replaced with new engagements, which historically have been associated with new license revenues or migrations to current releases of our software. Should corporate spending on information technology continue at reduced levels, it is likely that fewer new consulting engagements will be obtained in the near term and our consulting revenues will decline as compared to historical levels.

      Further, our maintenance revenues could decline as a result of reduced new license sales, customers completing migrations to different platforms, and customers discontinuing maintenance in an effort to reduce their operating costs.

      We have reduced our operating costs primarily through reductions in both headcount and in discretionary sales and marketing spending, but a significant portion of our costs are fixed in the short term. Our San Francisco office lease, which expires in 2007, requires us to maintain significantly more space than we need for our current operations and there continues to be an excess of space in the sublease market.

CRITICAL ACCOUNTING POLICIES

      We believe the accounting policies described below to be the most critical in determining and understanding our results of operations. For a more detailed discussion of these policies and significant estimates inherent in the preparation of our consolidated financial statements, see Note 1 to the Consolidated Financial Statements.

     Revenue Recognition

      Our revenues are derived from the sale of software licenses and from providing consulting and support services, generally to our licensees. The amount and timing of our revenues is critical in determining our results of operations, particularly on a quarterly basis. Our revenue also is key in the determination of certain costs that vary with revenue, such as commissions and royalties. Notwithstanding the detailed guidelines we have established in determining periodic revenue, judgments and estimates are required in the application of our revenue recognition policy.

     Capitalization and Amortization of Product Development Costs

      Product development costs are a significant component of our operating costs. Our policy and its application in determining which costs are currently capitalized and amortized in future periods, or expensed as incurred, can impact our results of operations. Although our policy has definitive guidelines for the capitalization and amortization of software development costs, judgments are required in the estimation of future gross revenues from a product that are dependent upon factors such as market acceptance and the rate of technological change. Generally, we amortize capitalized software costs over a two-year period and review capitalized software costs on an on-going basis. If appropriate, we revise the amortization rate based on our then current assessment of future gross revenues. We cannot assure you that such future assessments will not differ from our initial estimates, which determine the capitalized amount and rate of amortization.

RESULTS OF OPERATIONS

2002 compared to 2001

      As more fully described in Note 4 to the consolidated financial statements and in “Management Overview” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, in November 2001 we acquired the QSP intellectual property and in September 2002 we sold our United Kingdom operations and the previously acquired QSP intellectual property to Novele Limited.

      To assist in understanding the effects of the divestiture of our United Kingdom operations and the previously acquired QSP intellectual property, the historical results for the operations remaining after the divestiture (“North America”) and the divested operations (“United Kingdom”), where relevant, have been shown separately.

      Variations in the United Kingdom results for 2002 and 2001 relate primarily to the incremental revenues and costs associated with reestablishment of the former QSP operations, taking into account that fiscal 2001 includes two months of QSP operations together with a full year of our United Kingdom operations, and fiscal 2002 includes approximately eight months of our United Kingdom and QSP operations.

Revenues

	North	United	2002	North	United	2001
	America	Kingdom	Total	America	Kingdom	Total

Revenues:
License and royalty	$1,940	$1,692	$3,632	$6,132	$2,533	$8,665
Maintenance	13,752	5,867	19,619	16,605	5,505	22,110
Consulting	13,305	5,357	18,662	14,230	4,060	18,290

Total revenues	$28,997	$12,916	$41,913	$36,967	$12,098	$49,065

      Revenues for the years ended December 31, 2002 and 2001 from a single customer were 18.2% and 17.4% of our total revenue, respectively.

      North America license and royalty revenues in 2002 were $1.9 million, a decrease of $4.2 million, or 68.4%, as compared to 2001. Our license revenues for 2002, in common with many other software companies, were negatively impacted by the general economic slowdown and reduction in corporate spending for technology. We also signed several individually larger license agreements during 2001, which contributed to the decrease in license revenues in 2002 when compared to 2001.

      North America maintenance revenues in 2002 were $13.8 million, a decrease of $2.9 million, or 17.2%, as compared to 2001. North America maintenance revenues for 2001 included revenue from several maintenance agreements that were not renewed, due to customer acquisitions or the completion of migrations to alternative platforms. In 2001 we also provided short-term extended support to several customers who were migrating to current releases, and derived incremental revenue from the early termination of one customer agreement.

      North America consulting revenues in 2002 were $13.3 million, a decrease of $925,000, or 6.5%, as compared to 2001. The decrease in consulting revenues is mainly attributable to a decline in service revenues from our legacy Analytics business, as we transitioned to the implementation of beta versions of our new AFP product.

Costs of Licenses, Maintenance and Consulting

	North	United	2002	North	United	2001
	America	Kingdom	Total	America	Kingdom	Total

Cost of revenues	$11,055	$5,636	$16,691	$12,847	$5,359	$18,206

      North America costs of licenses, maintenance and consulting in 2002 were $11.1 million, a decrease of $1.8 million, or 14.0%, as compared to 2001, and represented 38.1% and 34.8% of total revenues in 2002 and 2001, respectively. The total North America cost of revenues is lower for 2001 because proportionately more license revenue was recognized than in 2002. The cost of license revenue, which is mainly related to third-party license costs, was insignificant for both years.

      The North America cost of maintenance, as a percentage of related revenue, decreased in 2002 compared to 2001, mainly due to lower employee-related and subcontractor costs.

      The North America costs of consulting, as a percentage of related revenue, increased in 2002 as compared to 2001. Lower employee-related costs were offset by an increase in subcontractor costs.

Sales and Marketing

	North	United	2002	North	United	2001
	America	Kingdom	Total	America	Kingdom	Total

Sales and marketing	$6,142	$2,936	$9,078	$8,999	$3,460	$12,459

      North America sales and marketing costs in 2002 were $6.1 million, a decrease of $2.9, or 31.8%, as compared to 2001. As a percentage of North America revenues, sales and marketing expenses were 21.2% and

24.3% in 2002 and 2001, respectively. The decrease is mostly attributable to reductions in our discretionary spending and sales and marketing employee-related costs.

Product Development

      Product development related expense, excluding amortization of capitalized software, was as follows (in thousands):

	2002	2001

Product development expenditures	$7,035	$10,032
Less:
Additions to capitalized software	(1,086)	(1,708)

Product development expense	$5,949	$8,324

      Net product development expense decreased $2.4 million, or 28.5%, in 2002 as compared to 2001 and was 14.2% and 17.0% of total revenues in 2002 and 2001, respectively. Total product development expenditures decreased $3.0 million, mainly reflecting the cessation of RareVision development where costs of $2.9 million were incurred during 2001. Product development expenses for 2002 include $339,000 relating to the divested Elevon 5 product line.

      Additions to capitalized software decreased $622,000, or 36.4%, in 2002 as compared to 2001 and were 15.4% and 17.0% of product development expenditures in 2002 and 2001, respectively. The decrease in product development expenditures capitalized in 2001 is primarily attributable to product development resources being allocated to projects that did not meet the criteria for capitalization.

Amortization of Capitalized Software

      Capitalized software amortization in 2002 was $2.8 million, a decrease of $591,000, or 17.4%, as compared to 2001. Several development projects, primarily those relating to our legacy analytics products, became fully amortized during 2002. The decrease was partially offset by incremental amortization of the Elevon 5 intellectual property during 2002 of $672,000.

General and Administrative

	North	United	2002	North	United	2001
	America	Kingdom	Total	America	Kingdom	Total

General and administrative	$4,736	$1,341	$6,077	$4,410	$1,459	$5,869

      North America general and administrative expenses in 2002 were $4.7 million, an increase of $326,000, or 7.4%, as compared to 2001. As a percentage of North America revenues, general and administrative expenses were 16.3% and 11.9% in 2002 and 2001, respectively. The increase in general and administrative expenses in 2002 as compared to 2001 relates to the inclusion of a $450,000 benefit from the termination of a lease and a $300,000 reversal of an accrual resulting from a favorable sales tax determination in 2001, whereas no such benefits were recorded in 2002. This was partially offset by savings in employee-related costs during 2002.

Restructuring Charge, Impairment of Capitalized Software and Special Credit

      During 2002, we recorded pretax restructuring charges totaling $1.1 million comprised of severance costs related to the involuntary termination of employees in our United States and United Kingdom operations, an impairment charge of $365,000 for capitalized software, and a benefit of $1.7 million related to a reduction in estimated liabilities associated with divested product lines. There were no impairment or restructuring charges in fiscal 2001.

Interest and Other Income

      In 2002, we earned $165,000 in interest income compared to $335,000 in 2001, a decrease of $170,000 or 50.7%. The decrease was due to lower interest rates and lower average cash balances available for investment. Other income for the year ended December 31, 2001 also includes a realized gain of $442,000 from the disposal of the Aptos product line.

Income Tax Expense

      In both 2002 and 2001, we provided $100,000 for state and foreign income taxes that could not be offset against net operating loss carryforwards.

2001 compared to 2000

Revenues

      Total revenues in 2001 were $49.1 million, a decrease of $ 2.4 million, or 4.6%, as compared to 2000. The decrease in total revenues relates primarily to the divested IMMPOWER and Aptos product lines.

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

LIQUIDITY AND CAPITAL RESOURCES

      As of December 31, 2002, our principal sources of liquidity included cash, cash equivalents and short-term investments aggregating $20.8 million, and funds from operations. In the first quarter of fiscal 2003 we cancelled our $4.0 million line of credit. We never borrowed under this line of credit. We have future operating lease obligations of approximately $9.5 million through 2007 (see Note 10: Commitments and Contingencies) and capital lease obligations of approximately $79,000 through 2003.

		Equipment
		and	Capital
	Facilities	Software	Leases	Total

2003	$1,918	$479	$79	$2,476
2004	1,923	4	—	1,927
2005	2,048	1	—	2,049
2006	1,849	1	—	1,850
2007	1,312	—	—	1,312

Total	$9,050	$485	$79	$9,614

      In addition, we lease certain software on a month-to-month basis. On an annualized basis, the cost of this leased software would be approximately $250,000.

      Our operating activities, which included our United Kingdom operations through September 6, 2002, provided cash of $2.3 million in 2002, used cash of $205,000 in 2001, and used cash of $10.3 million in 2000. The increase in cash generation was primarily driven by an improvement in operating income. Net income in 2002 of $20.6 million, including a $19.0 million gain relating to the sale of our United Kingdom operations, and the net loss in 2000 of $26.7 million included $365,000 and $4.8 million respectively of non-cash charges related to impairment of certain capitalized software assets.

      Financing activities comprise proceeds from employee stock purchase plan issuances, offset by capital lease payments. These activities provided cash of $90,000, $139,000 and $1.9 million in 2002, 2001 and 2000, respectively. In 2002, 2001 and 2000, proceeds from the issuance of stock under our employee stock purchase plan and proceeds from stock options exercised provided $231,000, $293,000, and $1.9 million in cash, respectively.

      Excluding the movements between categories of cash and cash equivalents, investing activities include the proceeds from the divestiture of our United Kingdom operations, purchase of fixed assets, and additions to capitalized software. These activities provided $13.4 million of cash in 2002, and used cash of $4.5 million and $4.0 million in cash during 2001 and 2000, respectively.

      For the years ending December 31, 2002, 2001 and 2000, our capital expenditures were $554,000, $805,000 and $614,000, respectively. Our capital expenditures are primarily computer equipment to support and maintain our infrastructure. The increase in additions for fiscal 2001 resulted from our implementation of a new internal financial reporting system; leasehold improvements and the infrastructure to support our relocated Chicago office; and the addition of infrastructure to support the personnel added following the reestablishment of the Elevon 5 business after our acquisition of the QSP intellectual property. With the divestiture of our United Kingdom operations in September 2002, we expect our future capital expenditures to be below historical levels.

      For the years ending December 31, 2002, 2001 and 2000, cash used for software development costs was $1.1 million, $1.7 million and $3.4 million, respectively. We released our e2 product in fiscal 2000 with further enhancements being released in 2001. The e2 product is now mature and we would not expect significant additional costs to be capitalized in the near term. No development costs were capitalized during the time we owned the Elevon 5 intellectual property. Our AFP product was in development from mid 2001 through fiscal 2002 and represents the majority of software development costs capitalized in fiscal 2002.

      We believe that our principal sources of liquidity, which include cash, cash equivalents and short term investments of $20.8 million as of December 31, 2002 and funds expected from operations will satisfy our currently anticipated working capital and capital expenditure requirements for at least the next twelve months. Variations in our working capital requirements are dependent primarily on the rate of growth in our revenues, the timing and mix of our revenues, and the timing of collections of accounts receivable associated with our revenues. However, the following factors could affect liquidity and capital resources:

•	Our performance is sensitive to general economic conditions. A sustained recession, in which customers delay or cancel discretionary software purchases, would be damaging to our operational results and cashflows.

•	Our ability to successfully transition our product offerings to collaborative commerce solutions and to gain market acceptance for our new products.

•	Our ability to align our operating costs with our revenue base, especially in relation to license and consulting revenues where the revenue streams are inconsistent.

•	Our operating results and cashflow would be significantly enhanced if we were to be successful in subletting our San Francisco office space.

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

      While we typically sell our software under a standard license agreement, license agreements associated with large enterprise solutions often require the negotiation of terms and conditions that differ substantially from our standard license agreement terms. The negotiation of these agreements may extend the sales cycle. We may not always obtain terms and conditions that permit the recognition of revenue upon shipment of the licensed product. Accordingly, revenue may not be recognized after shipment of a product because specified milestones have not been met or because applicable services have not been completed.

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

      We historically have generated a majority of our consulting revenue from implementation and migration services. We have provided services that include, but are not limited to, Year 2000 readiness engagements, best practice solution engagements and other hardware and software solutions. We intend to continue to pursue consulting engagements for which we believe we are qualified. We cannot assure you that these engagements will result in profit margins equal to or greater than those engagements that are specific to a customer’s product implementation. We cannot assure you that we will be able to obtain large consulting engagements to replace those that are concluded. Further, we cannot assure you that consulting revenue generated from non-implementation related projects will continue in the future. Our inability to obtain consulting engagements and derive adequate profit margins from such engagements could have a material adverse effect on our operating results, financial condition and the market price of our stock.

      Our maintenance revenues are sensitive to a reduction in new license sales, customers completing migrations to different platforms, and customers discontinuing maintenance in an effort to reduce their operating costs.

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

      Since March 6, 2001 our stock has traded on the Over the Counter Bulletin Board. This is generally considered a less efficient market, and our stock price, as well as the liquidity of our common stock, may be adversely affected as a result. Further, it is unlikely that our stock will be relisted on the Nasdaq National Market, or any other exchange, in the future.

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

      We generate revenue from internally developed software products, some of which utilize technology licensed from third parties. We expect to continue utilizing third party technology and may enter into agreements with additional business partners. If sales of software utilizing third party technology increase disproportionately, gross margins may be below historical levels due to third party royalty obligations. We cannot assure you that the third parties will renew existing agreements with us or will not require financial conditions that are unfavorable to us. Our maintenance fees are in part based on royalties that we have to pay to third parties. To the extent that we have third party royalty costs that we are unable to pass on to our customers, the profitability of our maintenance business will be adversely affected. In addition, we cannot assure you that existing third party agreements will not be terminated. If we are unable to continue utilizing third party technology, we may not be able to successfully develop certain of our current and new products and our business, operating results and financial condition could be adversely affected.

      If there is a downturn in the industry or in general economic conditions, our business, operating results and financial condition may be adversely affected.

      Certain software companies, including us, have experienced significant economic downturns as a result of technological shifts and competitive pressures. These downturns are characterized by decreased product demand, price erosion, work slowdowns and layoffs. Our operations have experienced and may continue to experience substantial fluctuations from period to period because of such industry patterns and general economic and political conditions which affect the timing of orders from customers. We have suffered from the postponement or cancellation of information technology spending at several customers or prospective customers, even when the spending in question has already been budgeted. We cannot assure you that such factors will not have a materially adverse effect on our business, operating results, financial condition, or market price of our stock.

      Our royalty revenue stream is dependent on the success of Novele in selling the Elevon 2 product.

      Following the disposal of our United Kingdom operations, Novele Limited has become the exclusive distributor for the Elevon 2 product in the United Kingdom and certain other territories. Our revenues, operating results and financial condition are likely to be adversely affected if Novele is unsuccessful in marketing and selling this product.

      If we are unable to compete successfully in our market it will harm our business.

      The business and financial applications software market for large, complex organizations is intensely competitive. Our principal competitors with e-business solutions are SAP AG, Oracle Corporation and PeopleSoft, Inc. With our analytical applications, we principally compete with Hyperion Solutions Corporation, Cognos, Inc. and Comshare, Inc.

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

      We have short-term U.S. dollar interest-bearing investments, aggregating $7.8 million at December 31, 2002, that are subject to interest rate risk. We analyzed our investments at year-end to determine the sensitivity to interest rate changes. The fair values of these instruments were determined by net present values. Our sensitivity analysis used the same change in interest rates for all maturities. All other factors were held constant. If interest rates changed by 1%, the expected effect on net income related to our investments would be immaterial.

      Following the divestiture of our United Kingdom operations, our exposure to exchange rate risk is minimal. We do not engage in interest rate swaps or enter into foreign currency forward contracts.

Item 8.	Consolidated Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

To the Stockholders and Board of Directors of Elevon, Inc.:

      We have audited the accompanying consolidated balance sheets of Elevon, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the consolidated financial statement schedule listed in Item 15(a)2. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Elevon, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/     DELOITTE & TOUCHE LLP

San Francisco, California

March 17, 2003

ELEVON, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

	(In thousands, except
	per share amounts)
ASSETS
Current Assets:
Cash and equivalents	$13,060	$4,583
Short-term investments	7,776	458
Accounts receivable, net of allowance for doubtful accounts of $146 in 2002 and $476 in 2001	4,730	11,431
Prepaid expenses	683	904
Other receivables	705	50

Total current assets	26,954	17,426
Property and equipment, net	865	1,740
Capitalized software, net of accumulated amortization of $53,270 in 2002 and $52,865 in 2001	1,650	4,853
Long-term accounts receivable	624	562
Other assets	370	431

Total assets	$30,463	$25,012

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$859	$2,411
Accrued liabilities	3,171	8,660
Deferred revenue	6,851	11,809

Total current liabilities	10,881	22,880
Deferred revenue	1,286	2,901
Other long-term obligations	1,313	2,818

Total liabilities	13,480	28,599

Commitments and contingencies (see Note 10)
Stockholders’ equity (deficit):
Common stock, $.001 par value: 50,000 shares authorized; issued 15,517 shares — December 31, 2002; 14,987 shares — December 31, 2001	16	15
Additional paid-in capital	76,981	76,751
Accumulated other comprehensive income	134	358
Accumulated deficit	(60,148)	(80,711)

Total stockholders’ equity/(deficit)	16,983	(3,587)

Total liabilities and stockholders’ equity/(deficit)	$30,463	$25,012

See notes to consolidated financial statements

ELEVON, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2002	2001	2000

	(In thousands, except per share amounts)
REVENUES:
License and royalty	$3,632	$8,665	$5,131
Maintenance	19,619	22,110	26,706
Consulting	18,662	18,290	19,585

Total revenues	41,913	49,065	51,422
OPERATING EXPENSES:
Costs of revenues:
Costs of licenses, maintenance and consulting	16,691	18,206	25,696
Amortization of capitalized software	2,807	3,398	4,755
Sales and marketing	9,078	12,459	17,929
Product development	5,949	8,324	13,230
General and administrative	6,077	5,869	10,482
Impairment of capitalized software	365	—	4,799
Restructuring charges	1,136	—	1,905
Special credit	(1,732)	—	—

Total operating expenses	40,371	48,256	78,796
Operating income (loss)	1,542	809	(27,374)
Interest and other income , net	165	777	809
Gain on sale of United Kingdom operations and Elevon 5 intellectual property	18,956	—	—

Income (loss) before income taxes	20,663	1,586	(26,565)
Provision for income taxes	100	100	182

NET INCOME (LOSS)	$20,563	$1,486	$(26,747)

BASIC NET INCOME (LOSS) PER SHARE	$1.34	$0.10	$(1.84)

Shares utilized to compute basic net income (loss) per share	15,332	14,917	14,535

DILUTED NET INCOME (LOSS) PER SHARE	$1.30	$0.10	$(1.84)

Shares utilized to compute diluted net income (loss) per share	15,797	14,958	14,535

See notes to consolidated financial statements

ELEVON, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

						Accumulated
						Other
	Common Stock		Treasury Stock		Additional	Comprehensive		Total
					Paid-in	Income	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	Equity/(Deficit)

	(In thousands, except share amounts)
Balance at December 31, 1999	14,257,185	$14	(26,091)	$(44)	$74,566	$33	$(55,450)	$19,119
Common stock issued under stock option and employee stock purchase plans	403,394	1	26,091	44	1,892			1,937
Comprehensive loss:
Currency translation adjustment						398
Unrealized gain on investments						70
Net loss for 2000							(26,747)
Total comprehensive loss								(26,279)

Balance at December 31, 2000	14,660,579	15	—	—	76,458	501	(82,197)	(5,223)
Common stock issued under stock option and employee stock purchase plans	326,908				293			293
Comprehensive income (loss):
Currency translation adjustment						(150)
Unrealized gain on investments						7
Net income for 2001							1,486
Total comprehensive income								1,343

Balance at December 31, 2001	14,987,487	15	—	—	76,751	358	(80,711)	(3,587)
Common stock issued under stock option and employee stock purchase plans	529,778	1			230			231
Comprehensive income (loss):
Currency translation adjustment						(217)
Unrealized loss on investments						(7)
Net income for 2002							20,563
Total comprehensive income								20,339

Balance at December 31, 2002	15,517,265	$16	—	$—	$76,981	$134	$(60,148)	$16,983

See notes to consolidated financial statements

ELEVON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
Cash Flows From Operating Activities:
Net income (loss)	$20,563	$1,486	$(26,747)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	3,741	4,631	6,806
Provision for doubtful accounts	99	(167)	24
Special Credit (Note 4)	(1,732)	—	—
(Gain)/Loss on property retirements	27	(49)	—
Impairment of capitalized software	365	—	4,799
Gain on sale of United Kingdom operations and e5 intellectual property	(18,956)	—	—
Changes in operating assets and liabilities:
Accounts receivable	2,119	(2,128)	7,826
Prepaids and other assets	(622)	(50)	1,617
Accounts payable and accrued liabilities	(2,913)	(3,490)	(3,604)
Deferred revenue	(230)	(547)	(3,608)
Proceeds from divestitures	—	—	946
Disposals of fixed and other assets in divested activities	—	—	1,122
Other	(181)	109	493

Net cash provided (used) by operating activities	2,280	(205)	(10,326)

Cash Flows From Financing Activities:
Proceeds from employee stock purchase plan issuances and stock options exercised	231	293	1,937
Capital lease payments	(141)	(154)	(21)

Net cash provided by financing activities	90	139	1,916

Cash Flows From Investing Activities:
Purchases of short-term and long-term investments	(7,798)	(4,490)	(3,635)
Maturities of short-term investments	458	7,704	500
Sales of short-term investments	—	1,700	10,611
Proceeds from gain on sale of United Kingdom operations and e5 intellectual property, net of expenses of $835	15,065	—	—
Purchases of property and equipment	(554)	(805)	(614)
Purchase of QSP intellectual property	—	(2,000)	—
Additions to capitalized software	(1,086)	(1,708)	(3,441)
Other	22	29	21

Net cash provided by investing activities	6,107	430	3,442

Net Increase (Decrease) in Cash and Cash Equivalents	8,477	364	(4,968)
Cash and Cash Equivalents — Beginning of Period	4,583	4,219	9,187

Cash and Cash Equivalents — End of Period	$13,060	$4,583	$4,219

Supplemental Disclosure:
Cash paid for income taxes	$111	$80	$305

Interest paid on capital leases	$10	$20	$17

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

1.     Organization and Summary of Significant Accounting Policies

      Description of the Company. The Company (hereinafter “Elevon”, “Walker” or the “Company”) was incorporated in California in 1973 as Walker Interactive Systems, Inc. and reincorporated in Delaware in March 1992. In May 2002 we formally changed our name to Elevon, Inc. We design, develop, market and support, on a worldwide basis, a family of enterprise financial, operational and analytical software products that enable large and medium-sized organizations, higher education institutions, and federal, state and government agencies to optimize their business processes, reduce business costs, and improve management information needed to run their business. The Company derives its revenues from software licensing, software maintenance and professional consulting services. The Company’s e-business solutions and analytic applications are licensed to large and mid-size companies and similarly sized governmental organizations worldwide.

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

      On September 6, 2002, we sold our United Kingdom operations and our Elevon 5 intellectual property to Novele Limited (“Novele”), located in London, United Kingdom. Under the terms of a share purchase agreement , we sold the stock of our wholly owned subsidiary, Elevon International Limited, to Novele for consideration of $16.5 million. In addition to acquiring the Elevon operations headquartered in the United Kingdom, Novele acquired the QSP (“Elevon 5”) intellectual property, which we had previously acquired from the administrative receiver for the QSP Group PLC in November 2001 for $2.0 million in cash. Novele also became an exclusive distributor of the Elevon 2 software in the United Kingdom and certain other territories, pursuant to a software distribution agreement.

      Principles of Consolidation. The consolidated financial statements include the accounts of Elevon, Inc. and its wholly owned subsidiaries. All inter-company balances and transactions have been eliminated.

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

(ii) Accruals associated with restructurings and divestures. Commencing in 1999, the Company began to redefine its core business and implemented a significant change in its strategic direction. This has resulted in the divesture of three product lines, the rationalization of international operations, the impairment of certain capitalized software, the consolidation of facilities and the severance of employees. All these actions required estimates, which are periodically reviewed and adjusted, if appropriate, based on the current circumstances.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The amounts that the Company will ultimately incur or recover could differ materially from the Company’s current estimates. The underlying assumptions and facts supporting these estimates could change in 2003 and thereafter.

      Cash and Cash Equivalents. Cash equivalents are stated at cost, which approximates fair value. All liquid investments with original maturities of three months or less are considered cash, cash equivalents and short-term investments.

      Short Term Investments. The Company classifies investments that mature in less than one year as short-term investments, and investments that have contractual maturities of more than one year as long-term investments. The Company’s short-and long-term investments are classified as available-for-sale and reported at fair value. Net unrealized gains and losses are excluded from earnings and reported net of income taxes as accumulated other comprehensive income in stockholders’ equity/ (deficit). Realized gains and losses are computed based on the amortized cost of each security. There were no material gross realized gains or losses from the sale of investments during the three-year period ended December 31, 2002.

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

      Concentration of Credit Risk and Credit Evaluation. The Company’s investment portfolio is diversified and consists of short-term investment grade securities. The Company’s accounts receivable are derived from sales to customers located in the United States, Europe/ Middle East/ Africa and Asia Pacific. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains reserves for estimated losses.

      During the years ended December 31, 2002 and 2001, revenue generated from products and services provided to ADT Security Services, Inc., a unit of Tyco International Ltd., represented 18.2% and 17.4% of revenue, respectively. The same customer represented 18.2% and 17.6% of accounts receivable as of December 31, 2002 and 2001, respectively. No customer represented in excess of 10% of total revenues or accounts receivable for 2000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Earnings Per Share. Basic EPS is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options and other convertible securities.

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

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, but retains the fundamental provisions for recognizing and measuring impairment of long-lived assets to be held and used or disposed of by sale. The Statement also supercedes the accounting and reporting provisions for the disposal of a segment of a business, and eliminates the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 eliminates the conflict between accounting models for treating the dispositions of long-lived assets that existed between SFAS No.121 and the guidance for a segment of a business accounted for as a discontinued operation by adopting the methodology established in SFAS No. 121, and also resolves implementation issues to SFAS No. 121. The Company evaluated the requirements of SFAS No. 144 and concluded that adoption of this statement, effective January 1, 2002, had no impact on the Company’s financial position or results of operations.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)” The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of the Company’s

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provided alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation (“transition provisions”). In addition, SFAS No. 148 amends the disclosure requirements of Accounting Principals Board (“APB”) Opinion No. 28, “Interim Financial Reporting,” to require proforma disclosure in interim financial statements by companies that elect to account for stock-based compensation using the intrinsic value method prescribed in APB No. 25, “Disclosure Provisions.” The transition methods of SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002. The company continues to use the intrinsic value method of accounting for stock-based compensation. As a result, the transition provisions do not have an effect on the Company’s consolidated financial statements. The Company has adopted the disclosure requirements of SFAS No. 148.

      Stock-Based Compensation. At December 31, 2002 the Company has three stock-based employee compensation plans, which are described more fully in Note 9. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock Based Compensation”, to stock-based employee compensation. Refer to Note 9 for the assumptions used in calculating the estimated fair value of the stock options.

	Year Ended December 31,

	2002	2001	2000

Net income (loss):
As reported	$20,563	$1,486	$(26,747)
Deduct: Total stock based employee compensation	(1,442)	(2,468)	(4,565)

Pro forma	$19,121	$(982)	$(31,312)

Earnings (loss) per share:
Basic as reported	$1.34	$0.10	$(1.84)
Basic Pro forma	$1.25	$(0.07)	$(2.15)
Diluted as reported	$1.30	$0.10	$(1.84)
Diluted Pro forma	$1.21	$(0.07)	$(2.15)

2.     Comprehensive Income (Loss)

      The components of comprehensive income (loss) are as follows:

	Year Ended December 31,

	2002	2001	2000

Net income (loss)	$20,563	$1,486	$(26,747)
Currency translation adjustment	(217)	(150)	398
Unrealized gain/(loss) on investments	(7)	7	70

Total comprehensive income (loss)	$20,339	$1,343	$(26,279)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.     Impairment and Restructuring Charges

      During the quarters ended June 30 and December 31, 2002, the Board of Directors approved restructuring plans to reduce operating costs and strengthen the Company’s position to successfully execute its strategy. The Company recorded a pre-tax restructuring charge totaling $1.1 million, mainly for severance costs related to the involuntary termination of 68 employees in the Company’s United States and United Kingdom operations, primarily in the sales, professional services, research and development and customer support departments.

      In accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed”, the Company periodically evaluates capitalized software carrying amounts against the related estimated net realizable values of the assets. During the second quarter of 2002, this evaluation indicated that the estimated net realizable values of certain assets were not sufficient to recover the associated carrying values and resulted in an impairment charge of $365. The following table summarizes the restructuring and impairment charges incurred in 2002:

	Fiscal		Cash	Non-Cash	Balance at
	2002	Asset	Payments	Charges	December 31,
	Charges	Writedown	in 2002	in 2002	2002

Employee severance	$1,048	$—	$(773)	$(47)	$228
Legal, outplacement services and other restructuring costs	88	—	(37)	(1)	50
Impairment of capitalized software	365	(365)	—	—	—

	$1,501	$(365)	$(810)	$(48)	$278

      The remaining cash obligations are expected to be paid during the first three quarters of 2003. The remaining liability of $278 is recorded in Accrued Liabilities on the balance sheet as of December 31, 2002.

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

      In accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed”, the Company periodically evaluates capitalized software carrying amounts against the related estimated net realizable values of the assets. During the third quarter of 2000, this evaluation indicated that the estimated future undiscounted cashflows were not sufficient to recover the carrying values of certain assets and resulted in an impairment charge of $4.8 million , primarily related to the legacy Tamaris product.

4.	Acquisition and Divestitures

Fiscal 2001 and 2002 Acquisition and Divestiture

      On November 1, 2001, the Company acquired from the administrative receiver of QSP Group PLC (“QSP”), QSP’s intellectual property and a consulting contract. QSP, headquartered in Newcastle, United Kingdom, was a global provider of financial systems on mainframe and UNIX platforms to Global 2000 companies and was placed in administrative receivership on October 17, 2001. The acquisition cost of $2.0 million was allocated to the intellectual property and was amortized on a straight line-basis over a two-year period from the date of acquisition. Subsequent to November 1, 2001, the Company hired certain former QSP employees, provided consulting services under the acquired contract, and engaged with the former QSP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

customer base to establish new relationships. Revenues and costs related to these activities have been included in the Company’s consolidated financial statements from November 1, 2001 through September 6, 2002.

      On September 6, 2002, the Company sold its United Kingdom operations and its Elevon 5 intellectual property to Novele Limited (“Novele,” now doing business as “Arelon”), located in London, United Kingdom. Under the terms of a share purchase agreement, Elevon sold the stock of its wholly owned subsidiary, Elevon International Limited, to Novele for consideration of $16.5 million. Approximately $15.7 million cash was received at closing. The remaining balance of approximately $800 was due on or before December 31, 2002 subject to certain conditions under the terms of the agreement. We deferred $200 of the gain and subsequently recognized it during the fourth quarter of fiscal 2002 following the completion of certain customer requirements. We have informally agreed with Arelon to extend, on a month-to-month basis, the remaining $600,000, plus interest. In addition to acquiring the Elevon operations headquartered in the United Kingdom, Novele acquired the Elevon 5 intellectual property, which Elevon had acquired from the administrative receiver for QSP in November 2001. Novele also became an exclusive distributor of Elevon 2 and Active Financial Planning (“AFP”) software in the United Kingdom and certain other territories, pursuant to a software distribution agreement. Under the terms of the distribution agreement, for the specified territories the Company will receive a royalty based on a percentage applied to actual maintenance revenues and new license sales of the Elevon 2 and AFP products.

      The Company recognized an after-tax gain in respect of the above transaction of $19.0 million, or $1.20 per diluted share, in the consolidated statement of operations for the year ended December 31, 2002. The gain was calculated as follows:

Proceeds received	$15,900
Proceeds receivable	600
Transaction costs	(835)
Net book value of Elevon 5 intellectual property	(1,167)
Elimination of deficit	4,458

$18,956

      The operations and related intellectual property sold had revenues, operating expenses (including amortization) and net income (loss) as follows:

	Twelve Months Ended December 31,

	2002	2001	2000

Total revenue	$12,916	$12,098	$12,758
Total expenses	$11,206	$10,532	$15,978
Net income/(loss) before interest and taxes	$1,710	$1,566	$(3,220)
Diluted net income/(loss) per share	$0.11	$0.10	$(0.21)

Fiscal 2000 Divestitures

      In October 2000, the Company sold the net assets of its Aptos product line to B-Plan Information Systems Limited (“B-Plan”). The Aptos product line was an integrated suite of client/server financial applications for medium-sized companies and was marketed primarily in the United Kingdom. The divestiture agreement provided for total consideration of approximately $2.3 million. The Company received an initial payment of approximately $425 in December 2000, and, in October 2001, the Company and B-Plan executed a mutual release from any and all claims associated with the divestiture agreement. Under the terms of the mutual release agreement, B-Plan paid the Company approximately $442, including interest, in November 2001 and is obligated to pay the Company an aggregate of £400 in quarterly installments from April 2002 through January 2006. The first quarterly payment from B-Plan was received in April 2002 and total payments of £75 have been recognized in the financial statements for fiscal 2002 as received.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In April 2000, the Company sold its stock ownership in Revere Inc. (“Revere”) to Gores Technology Group (“GTG”). Revere’s main product comprised the IMMPOWER asset management application. The divestiture agreement provided that GTG pay the Company $500 at closing, and, dependent upon the parties reaching mutual agreement on a final determination of Revere’s net assets as defined in the divestiture agreement, an additional amount may be due to or from GTG. Management believes no additional amounts are due to or from GTG.

      During the period that the Company owned and operated the divested product lines, reserves were established in the normal course of business to provide for contractual and other obligations. The Company retained certain of those reserves when the product lines were divested to cover certain existing obligations and those that were expected to arise from the change in ownership. During the approximately two-year period since the divestitures, the Company believes that it has discharged substantially all obligations associated with the divestitures through cash payments and negotiation. The residual amount of $1.7 million has been included as a special credit in the consolidated statement of operations during the year ended December 31, 2002.

5.	Short-Term Investments

      Short term investments available-for-sale are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2002	Costs	Gains	Losses	Value

Short-term investments	$7,780	$—	$(4)	$7,776

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2001	Costs	Gains	Losses	Value

Short-term investments	$455	$3	$—	$458

6.	Property and Equipment

      Property and equipment at December 31, 2002 and 2001 are comprised of the following:

	December 31,

	2002	2001

Equipment	$4,280	$16,612
Furniture and fixtures	905	1,594
Leasehold improvements	378	884
Property under capital leases	2,698	3,549

	8,261	22,639
Less:
Accumulated depreciation and amortization	(7,396)	(20,899)

Property and equipment, net	$865	$1,740

      Depreciation and amortization expense totaled $934, $1.2 million and $2.1 million for 2002, 2001, and 2000, respectively. Amortization expense for capital leases during the years ending December 31, 2002, 2001 and 2000 totaled $143, $128, and $161, respectively, and additions to equipment under capital leases totaled zero, $136 and $240, respectively. The net book value of property under capital leases as of December 31, 2002, 2001 and 2000 was $62, $205 and $351, respectively. During 2002 assets with a historical cost of $9.7 million and net book value $16 were written off.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Liabilities

      Accrued liabilities are comprised of the following:

	December 31,

	2002	2001

Salaries, commissions, and other compensation	$965	$2,588
State, foreign and taxes other than on income	486	1,259
Accrued facilities expenses	81	452
Royalties	507	614
Current portion of capital leases	79	71
Restructuring expenses	278	—
Other accrued expenses	775	3,676

	$3,171	$8,660

      Deferred revenue (current) includes deferred software maintenance of $6.6 million and $10.6 million at December 31, 2002 and 2001, respectively.

      Other long-term obligations are comprised of the following:

	December 31,

	2002	2001

Accrued facilities expenses	$1,076	$2,070
Long term portion of capital leases	—	149
Taxes other than on income	237	265
Other	—	334

	$1,313	$2,818

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Income Taxes

      The Company’s deferred tax balances at December 31, 2002 and 2001 are as follows:

	December 31,

	2002	2001

Deferred Tax Assets:
Deferred revenue recognized for tax	$96	$204
Excess book depreciation over tax depreciation	594	514
Accrued liabilities and reserves	607	1,635
Software development costs capitalized for tax	2,734	3,160
Research and development credits	3,688	3,632
Alternative minimum tax credit carryforwards	488	486
Net operating loss carryforwards	8,110	10,499
Foreign tax credits carryforwards	1,312	1,647
Foreign losses	374	3,855
Capital loss carryover	9,745	4,608
Other	279	295

	28,027	30,535

Valuation allowance	(28,027)	(30,535)

Deferred Tax Assets — net	$—	$—

      The Company established a 100% valuation allowance at December 31, 2002 and 2001 due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets.

      At December 31, 2002, the Company has federal net operating loss carryforwards of approximately $23.0 million which expire in varying amounts from 2008 through 2020, federal research tax credits of $1.5 million which expire in varying amounts from 2005 through 2022 and capital loss carryovers of $24.5 million which expire in varying amounts from 2005 through 2007. Foreign tax credits of $335 expired in 2002, with the remaining credits of $1.3 million expiring in varying amounts between 2003 and 2004. Additionally the Company has California state research tax credits of $3.5 million and alternative minimum tax credits of $488 that have no expiration date. In the event of a future change in corporate ownership, the use of certain carryforwards may be limited or prohibited. Approximately $4.5 million of the net operating loss carryforwards with an associated tax benefit of approximately $1.5 million relates to the benefits of stock option deductions which when recognized will be allocated directly to equity.

      The provision for income taxes (all current) is comprised of:

	2002	2001	2000

State	$39	$24	$52
Foreign	61	76	130

Total	$100	$100	$182

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The effective income tax rate differs from the amount computed by applying the federal statutory income tax rate as follows:

	Year ended December 31,

	2002	%	2001	%	2000	%

Provision (benefit) at statutory rate — Federal	$7,016	34%	$505	34%	$(8,964)	(34)%
State income and capital taxes	301	1%	(24)	(2)%	(1,474)	(5)%
Provision at statutory rates of controlled foreign subsidiaries	(32)	0%	(34)	(2)%	247	1%
Federal research and development credit, net of expired credits	(100)	(1)%	(150)	(10)%	(150)	(1)%
Decrease in tax credits resulting from the expiration and true-up of assessments, changes in tax accounting methods and sale of subsidiary	426	2%	845	57%	1,658	6%
Valuation allowance	(2,508)	(12)%	2,265	42%	6,374	24%
Decrease in net operating losses resulting from the sale of subsidiaries	3,225	16%	—	—	1,513	6%
Decrease in net operating losses resulting from true-up	218	1%	622	152%	1,306	5%
Increase in capital loss carryover resulting from sale of subsidiary	(5,137)	(25)%	(4,573)	(307)%	—	—
Permanent difference on divestiture	(3,777)	(18)%	—	—	—	—
Other, net	468	2%	644	43%	(328)	(1)%

Provision for income taxes	$100	1%	$100	7%	$182	1%

9.     Stock Option and Other Employee Benefit Plans

401(k) Plan

      The Company has a 401(k) tax-deferred savings plan covering all of its eligible domestic employees. For eligible international employees, the Company contributes to the employees’ personal pension plans. Company matching contributions, which are not required by either the domestic or international plans, totaled $615, $636 and $995 in 2002, 2001 and 2000, respectively. Matching contributions are based upon the amount of the employee contribution.

Stock Option Plans

      Under the Company’s employee stock option plans that currently have shares available for grant, 6,350 shares of common stock have been reserved for grant to employees, consultants and directors. For incentive stock options, the exercise price of each option granted is 100% of fair market value on the date of the grant. Non-statutory options may be granted at prices not less than 85% of fair market value at the date of grant. All options have been granted with the exercise price equal to market value of the common stock at the date of grant. Options granted under the plans generally vest over a period of two to four years and expire ten years from the date of grant. Options vest in full upon a change of control, as defined in the 2002 Equity Incentive Plan and the 1995 Nonstatutory Stock Option Plan for Non-Officer Employees.

      At December 31, 2002, 1,801 shares of common stock were available for future option grants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of the Company’s stock option activity follows:

	Year Ended December 31,

	2002		2001		2000

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding — beginning of period	4,641	$3.63	4,752	$5.30	4,592	$5.71
Granted	299	1.15	1,423	0.89	1,772	4.35
Exercised	(78)	0.85	(2)	0.35	(298)	4.66
Cancelled or expired	(1,070)	3.20	(1,532)	6.28	(1,314)	5.53

Outstanding — end of period	3,792	$3.61	4,641	$3.63	4,752	$5.30

Exercisable — end of period	2,767		2,226		2,151

      The following table summarizes information about stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable

		Weighted
	Outstanding	Average	Weighted	Exercisable	Weighted
	at	Remaining	Average	at	Average
Range of	December 31,	Contractual	Exercise	December 31,	Exercise
Exercise Price	2002	Life	Price	2002	Price

$0.69 to $3.19	2,108	7.9	$1.81	1,431	$1.99
3.31 to 4.94	891	6.9	3.34	663	3.33
5.81 to 7.00	314	4.2	6.60	311	6.60
7.13 to 12.88	401	5.8	9.43	284	9.61
13.13 to 13.75	78	4.0	13.59	78	13.59

	3,792	7.1	$3.61	2,767	$3.94

     Stock Purchase Plan

      The Company has an Employee Stock Purchase Plan, which provides for the sale of up to 2,250 shares to eligible employees by means of payroll deductions. Employees may designate up to 10% of their earnings, as defined, to purchase shares at prices not less than 85% of fair market value, with a limit of 10,000 shares per employee per calendar year. From inception through December 31, 2002, 1,931 shares had been purchased at prices ranging from $0.57 to $11.53 per share.

      The fair value of the employees’ purchase rights was estimated using the Black-Scholes option pricing model. The weighted average fair value per share for shares purchased through the Company’s Employee Stock Purchase Plan during 2002, 2001 and 2000 was $0.46, $0.44 and $2.30, respectively.

Additional Stock Plan Information and Pro forma Results

      SFAS No. 123 requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method in 1995. Under SFAS No. 123, the fair value of the stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

values. The Company’s calculations were made using the Black-Scholes Multiple Option Model with the following weighted average assumptions for the three years ended December 31, 2002, 2001 and 2000:

	Year Ended December 31,

	2002	2001	2000

Dividend yield	0.0%	0.0%	0.0%
Volatility	100.4%	122.7%	309.9%
Risk free interest rate	3.0%	3.5%	5.6%
Expected term, in years	3.8	3.3	3.9

      The weighted average fair values per share at date of grant for options granted during 2002, 2001 and 2000 were $0.90, $0.75 and $4.35, respectively.

      The Company’s calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. Refer to the table in Note 1 that illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock Based Compensation”, to stock-based employee compensation.

10.     Commitments and Contingencies

      The Company has operating leases for office space with varying expiration dates through 2007, and for computer equipment and software with varying expiration dates through 2003. The leases generally provide for minimum annual rentals and payment of taxes, insurance and maintenance costs. Rental expense for operating leases was $3.3 million, $2.9 million and $4.2 million in 2002, 2001 and 2000, respectively.

      Future minimum lease payments under non-cancelable operating leases, net of expected sublease payments, are as follows:

		Equipment
		and
	Facilities	Software	Total

2003	$1,918	$479	$2,397
2004	1,923	4	1,927
2005	2,048	1	2,049
2006	1,849	1	1,850
2007	1,312	—	1,312

Total minimum payments	$9,050	$485	$9,535

      In addition, we lease certain software on a month-to-month basis. On an annualized basis, the cost of this leased software would be approximately $250.

      On September 6, 2002 in connection with the sale of our United Kingdom operations, we transferred a lease in The Gate House, Aylesbury, United Kingdom to Novele and contracted to assign a lease in Walker House, Aylesbury, United Kingdom. The assignment of the Walker House lease was based on oral confirmation of consent from the landlord. The share purchase agreement required Novele to provide us with the necessary co-operation and support to enable us to negotiate with the landlord of The Gate House and obtain the release of a guaranty covering this property. However, as of the date of this report, the landlord of The Gate House has not released us from the guaranty, and the landlord of Walker House has not executed a consent to the assignment of the lease to Walker House. We therefore remain contingently liable for the full rent in the event that a third party defaults on The Gate House lease and directly liable for any default on the Walker House lease. The maximum potential liability for the remainder of The Gate House lease, which expires in 2016, would be approximately $5.5 million. The maximum potential liability for the remainder of the Walker House lease, which expires in 2009, would be approximately $1.4 million. No amounts have been

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accrued in the financial statements as we do not consider it likely that we will be liable for any future payments on these properties.

      The Company is not party to any legal proceedings other than ordinary routine litigation incidental to the Company’s business. The Company believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s consolidated financial statements taken as a whole.

11.     Geographic Operations

      The Company’s products and services are considered a single reportable segment. Historically, the Company has primarily operated in three geographic areas, North America, Europe/ Middle East/ Africa and Asia Pacific. Following the disposal of our United Kingdom and Elevon5 operations in September 2002, the Company will have insignificant revenues and assets in the Europe/ Middle East/ Africa region. Corporate assets consist of cash and cash equivalents, short- and long-term investments and capitalized software. Geographic data are as follows:

	Year Ended December 31,

	2002	2001	2000

Revenues:
North America	$28,611	$35,329	$36,909
Europe, Middle East and Africa	12,475	12,113	12,909
Asia Pacific	827	1,623	1,604

Total revenues	$41,913	$49,065	$51,422

	Year Ended December 31,

	2002	2001	2000

Identifiable assets:
North America	$7,867	$10,115	$9,696
Europe, Middle East and Africa	63	4,755	3,475
Asia Pacific	47	248	229
Corporate	22,486	9,894	14,160

Total assets	$30,463	$25,012	$27,560

12.     Treasury Stock Acquisitions

      In 1995, the Board of Directors authorized the Company to spend up to $17.5 million for the repurchase of the Company’s outstanding common stock. As of December 31, 2002, the Company had acquired 1,060 shares of its common stock at a cost of $11.1 million. As of December 31, 2002 the Company had reissued 1,060 repurchased shares in connection with the Company’s employee stock purchase plan, one of its employee stock option plans, and the purchase acquisition of Revere, Inc. No treasury stock acquisitions were made in 2002, 2001 or 2000.

13.     Earnings Per Share

      The Company calculates basic earnings per share (“EPS”) and diluted EPS in accordance with “SFAS” No. 128, “Earnings per Share”. Basic EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding for that period. Diluted EPS takes into account the effect of dilutive instruments, such as stock options, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding. Diluted EPS for 2000 excludes any effect of such instruments because their inclusion would be antidilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a summary of the calculation of the number of shares used in calculating basic and diluted EPS:

	Year Ended December 31,

	2002	2001	2000

Shares used to compute basic EPS	15,332	14,917	14,535
Add: effect of dilutive securities	465	41	—

Shares used to compute diluted EPS	15,797	14,958	14,535

      For the purposes of computing diluted earnings per share, weighted average common share equivalents do not include stock options with an exercise price that exceeded the average fair market value of the Company’s common stock for the period as the effect would be anti-dilutive. Options to purchase shares of common stock that were excluded from the computation were as follows:

	Year Ended December 31,

	2002	2001	2000

Number of anti-dilutive shares excluded	3,223	4,417	4,661

14.     Selected Quarterly Financial Data (Unaudited)

      Quarterly financial data for the periods indicated are as follows:

	Quarters ended

	March 31,	June 30,(1)	Sept. 30,(2)	Dec. 31,(3)

2002
Revenues	$13,132	$12,085	$10,551	$6,145
Income/(loss) from operations	257	215	1,203	(133)
Income before provision for income taxes	278	237	20,003	145
Net income	253	212	19,778	320
Basic net income per share	$0.02	$0.01	$1.28	$0.02
Diluted net income per share	$0.02	$0.01	$1.27	$0.02
2001
Revenues	$12,634	$12,497	$10,691	$13,243
Income/(loss) from operations	29	244	(28)	564
Income before provision for income taxes	160	340	44	1,042
Net income	135	315	19	1,017
Basic net income per share	$0.01	$0.02	$0.00	$0.07
Diluted net income per share	$0.01	$0.02	$0.00	$0.07

(1)	During the quarter ended June 30, 2002, we recorded a special credit of $1.7 million relating to a reduction in estimated liabilities associated with divested product lines, a $365 charge for the impairment of certain capitalized software, and a restructuring charge of $892 mainly related to employee severance costs.

(2)	During the quarter ended September 30, 2002, we recorded a gain on sale of our United Kingdom and Elevon 5 operations of $18.8 million.

(3)	During the quarter ended December 31, 2002, we recorded a gain on sale of our United Kingdom and Elevon 5 operations of $200 and a restructuring charge of $244, mainly related to employee severance costs.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement in connection with its 2002 Annual Meeting of Stockholders under the captions “Proposal 1 — Election of Directors,” “Additional Information — Management” and “Additional Information — Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11.	Executive Compensation

      The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement in connection with its 2002 Annual Meeting of Stockholders under the caption “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement in connection with its 2002 Annual Meeting of Stockholders under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans.”

Item 13.	Certain Relationships and Related Transactions

      The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement in connection with its 2002 Annual Meeting of Stockholders under the caption “Certain Transactions.”

Item 14.	Controls and Procedures

      The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

      Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

PART IV

Item 15.	Exhibits and Reports on Form 8-K

      (a)     Documents filed as part of this report.

1.	Consolidated Financial Statements

2.	Consolidated Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts	53

      All other financial statement schedules not listed above are omitted as the required information is not applicable or the information is presented in the consolidated financial statements or related notes.

3.	Exhibits

      The following exhibits are filed herewith or incorporated by reference:

Exhibit
Number		Exhibit Title

2.1		Agreement and Plan of Reorganization dated as of October 29, 1997, among the Registrant, Copper Acquisition Sub, and Revere, Inc.(6)
3.1		The Company’s Amended and Restated Certificate of Incorporation.(2)
3.2		Bylaws of Registrant.(9)
10.1		Form of Indemnity Agreement entered into between the Registrant and its directors and officers.(3)
10	.2*	1992 Employee Stock Purchase Plan, as amended to date.(11)
10	.3*	1989 Employee Stock Option Plan and related forms of Incentive Stock Option Grant and Supplemental Stock Option Grant.(3),(9)
10	.4*	1986 Employee Stock Purchase Plan and related form of Employee Stock Purchase Agreement.(3)
10.5		Purchase and Sale Agreement between Registrant and Global Software, Inc., dated as of August 31, 1990.(3)
10.6		Lease between Registrant and Marathon U.S. Realties, Inc., dated October 20, 1988 and Amendment No. 1, dated as of October 31, 1990.(3)
10.7		Lease between Registrant and Chicago Title and Trust Company, dated as of December 3, 1990.(3)
10.8		Agreement for Lease between Registrant, Walker Interactive Products International and Alton House Limited, dated as of March 18, 1991.(3)
10	.9*	1993 Non-Employee Directors’ Stock Option Plan, as amended to date.(12)
10	.10*	1994 Equity Incentive Plan, as amended to date.(13)
10.11		Agreement for the Sale and Purchase of The Solutions Group Limited by and among Walker Interactive Products International, and Adrian J. Dixon and Nigel G. Heath, dated as of June 30, 1995.(1)

Exhibit
Number		Exhibit Title

10	.12*	Form of Executive Employment Agreement entered into between Registrant and certain of its officers.(5)
10	.13*	1995 Executive Employment Agreement between the Registrant and Leonard Y. Liu, as amended to date.(4),(7)
10	.14*	1995 Non-Statutory Stock Option Plan for Non-Officer Employees, as amended to date.(18)
10.15		Lease between Registrant and Equitable Assurance Society of the United States, dated November 25, 1997.(10)
10	.15A	Lease between Registrant and Equitable Assurance Society of the United States as amended October 1,1999.(18)
10	.16*	1998 Executive Employment Agreement between the Registrant and Thomas W. Hubbs.(8)
10	.17*	Form of Executive Severance Benefits Agreement entered into between the Registrant and certain of its employees.(7)
10	.18*	Separation agreement with Barbara M. Hubbard and the Registrant.(13)
10	.19*	Agreement with Leonard Y. Liu and the Registrant.(14)
10	.20*	Form of Executive Severance Benefits Agreement entered into between the Registrant and certain of its employees.(15)
10	.21*	Executive Employment Agreement entered into between the Registrant and Frank M. Richardson.(18)
10	.22*	Executive Severance Benefits Agreement entered into between the Registrant and Bruce Dawson.(18)
10	.23*	Executive Severance Benefits Agreement entered into between the Registrant and Paul Lord.(18)
10	.24*	Agreement with Leonard Y. Liu and the Registrant.(18)
10	.25*	Consulting Services Agreement with Yeun H. Lee and the Registrant.(18)
10	.26*	Separation Agreement with Mike Shahbazian and the Registrant.(18)
10	.27*	Executive Employment Agreement entered into between the Registrant and Stanley V. Vogler(16)
10.28		Shareholders Rights Agreement dated June 1, 2000(17)
10.29		Aptos Sale Agreement dated October 13, 2000(19)
10.30		Agreement for the sale of Intellectual Property Rights and a consulting contract between QSP Group PLC, QSP Solutions Limited, Walker Financial Solutions Limited and Peter George Mills, dated October 2001(20)
10.31		Share Purchase Agreement, dated as of September 6, 2002, by and between Elevon, Inc., a Delaware corporation, and Novele Limited, a United Kingdom company(21)
10.32		Software Distribution Agreement for AFP, dated as of September 6, 2002, by and between Elevon, Inc., a Delaware corporation, and Novele Limited, a United Kingdom company(22)
10.33		Software Distribution Agreement for e-2, dated as of September 6, 2002, by and between Elevon, Inc., a Delaware corporation, and Novele Limited, a United Kingdom company(23)
10	.34 *	Executive Employment Agreement entered into between the Registrant and Frank M. Richardson.(24)
10	.35 *	Executive Employment Agreement entered into between the Registrant and Stanley V. Vogler(25)
21.1		Subsidiaries.
23.1		Independent Auditors’ Consent.
24.1		Power of Attorney. Reference is made to the signature page.

(1)	Incorporated by reference to the corresponding exhibit to the Current Report on Form 8-K, filed July 13, 1995.

(2)	Incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K for the year ending December 31, 1992.

(3)	Incorporated by reference to the corresponding exhibit to the Registration Statement on Form S-1, as amended (Registration No. 33-45737).

(4)	Incorporated by reference to the corresponding exhibit to the Quarterly Report on Form 10-Q for the quarter ending September 30,1995.

(5)	Incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K for the year ending December 31, 1995.

(6)	Incorporated by reference to the corresponding exhibit to the Current Report on Form 8-K, filed December 11, 1997.

(7)	Incorporated by reference to the corresponding exhibit to the Quarterly Report on Form 10-Q for the quarter ending September 30, 1998.

(8)	Incorporated by reference to the corresponding exhibit to the Quarterly Report on Form 10-Q for the quarter ending June 30, 1998.

(9)	Incorporated by reference to the attachment of the Company’s 1998 Proxy Statement.

(10)	Incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K for the year ending December 31, 1997.

(11)	Incorporated by reference to the attachment of the Company’s 1999 Proxy Statement.

(12)	Incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K for the year ending December 31, 1998.

(13)	Incorporated by reference to the corresponding exhibit to the Quarterly Report on Form 10-Q for the quarter ending March 31, 1999.

(14)	Incorporated by reference to the corresponding exhibit to the Quarterly Report on Form 10-Q for the quarter ending June 30, 1999.

(15)	Incorporated by reference to the corresponding exhibit to the Quarterly Report on Form 10-Q for the quarter ending September 30, 1999.

(16)	Incorporated by reference to the corresponding exhibit to the Quarterly Report on Form 10-Q for the quarter ending March 31, 2000.

(17)	Incorporated by reference to the corresponding exhibit to the Quarterly Report on Form 10-Q for the quarter ending June 30, 2000.

(18)	Incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K for the year ending December 31, 1999.

(19)	Incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K for the year ending December 31, 2000.

(20)	Incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K for the year ending December 31, 2001.

(21)	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed September 20, 2002.

(22)	Incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K, filed September 20, 2002.

(23)	Incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K, filed September 20, 2002.

(24)	Incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K for the year ending December 31, 2002.

(25)	Incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K for the year ending December 31, 2002.

*	Indicates a management contract or compensatory plan.

      (b)     Reports on Form 8-K

      During the quarter ended December 31, 2002, the Company did not file any reports on Form 8-K.

ELEVON, INC.

FORM 10-K

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Elevon,, Inc., a Delaware corporation, has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Francisco, State of California, on March 27, 2003.

ELEVON, INC.
(Registrant)

By:	/s/ FRANK RICHARDSON

Frank Richardson
Chief Executive Officer

Date: March 27, 2003

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

Signature	Title	Date

/s/ DAVID C. WETMORE David C. Wetmore	Chairman of the Board of Directors	March 27, 2003

/s/ FRANK RICHARDSON Frank Richardson	Chief Executive Officer, Director	March 27, 2003

/s/ STANLEY V. VOGLER Stanley V. Vogler	Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2003

/s/ RICHARD C. ALBERDING Richard C. Alberding	Director	March 27, 2003

Signature	Title	Date

/s/ TANIA AMOCHAEV Tania Amochaev	Director	March 27, 2003

/s/ WILLIAM A. HASLER William A. Hasler	Director	March 27, 2003

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

I, Frank M. Richardson, certify that:

      1.       I have reviewed this annual report on Form 10-K of Elevon, Inc.;

      2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3.      Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4.         The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.         The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ FRANK M. RICHARDSON

Frank M. Richardson

March 27, 2003

CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

I, Stanley V. Vogler, certify that:

      1.      I have reviewed this annual report on Form 10-K of Elevon, Inc.;

      2.      Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3.       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4.          The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.          The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ STANLEY V. VOGLER

Stanley V. Vogler

March 27, 2003

ELEVON, INC.

FORM 10-K

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to	Amounts	Balance at
	Beginning	Costs and	Written Off	End
Allowance for Doubtful Accounts:	of Period	Expenses	& Other(1)	of Period

	(In thousands)
Year Ended December 31, 2002	$476	99	429	146
Year Ended December 31, 2001	$1,528	(167)	885	476
Year Ended December 31, 2000	$4,554	24	3,050	1,528

(1)	Includes the divestiture of the United Kingdom Operations and Elevon 5 intellectual property in September 2002, the IMMPOWER product line in April 2000 and the Aptos product line in October 2000.

ELEVON, INC.

EXHIBIT INDEX

Exhibit
Number		Exhibit Title

2.1		Agreement and Plan of Reorganization dated as of October 29, 1997, among the Registrant, Copper Acquisition Sub, and Revere, Inc.(6)
3.1		The Company’s Amended and Restated Certificate of Incorporation.(2)
3.2		Bylaws of Registrant.(9)
10.1		Form of Indemnity Agreement entered into between the Registrant and its directors and officers.(3)
10	.2*	1992 Employee Stock Purchase Plan, as amended to date.(11)
10	.3*	1989 Employee Stock Option Plan and related forms of Incentive Stock Option Grant and Supplemental Stock Option Grant.(3),(9)
10	.4*	1986 Employee Stock Purchase Plan and related form of Employee Stock Purchase Agreement.(3)
10.5		Purchase and Sale Agreement between Registrant and Global Software, Inc., dated as of August 31, 1990.(3)
10.6		Lease between Registrant and Marathon U.S. Realties, Inc., dated October 20, 1988 and Amendment No. 1, dated as of October 31, 1990.(3)
10.7		Lease between Registrant and Chicago Title and Trust Company, dated as of December 3, 1990.(3)
10.8		Agreement for Lease between Registrant, Walker Interactive Products International and Alton House Limited, dated as of March 18, 1991.(3)
10	.9*	1993 Non-Employee Directors’ Stock Option Plan, as amended to date.(12)
10	.10*	1994 Equity Incentive Plan, as amended to date.(13)
10.11		Agreement for the Sale and Purchase of The Solutions Group Limited by and among Walker Interactive Products International, and Adrian J. Dixon and Nigel G. Heath, dated as of June 30, 1995.(1)
10	.12*	Form of Executive Employment Agreement entered into between Registrant and certain of its officers.(5)
10	.13*	1995 Executive Employment Agreement between the Registrant and Leonard Y. Liu, as amended to date.(4),(7)
10	.14*	1995 Non-Statutory Stock Option Plan for Non-Officer Employees, as amended to date.(18)
10.15		Lease between Registrant and Equitable Assurance Society of the United States, dated November 25, 1997.(10)
10	.15A	Lease between Registrant and Equitable Assurance Society of the United States as amended October 1, 1999.(18)
10	.16*	1998 Executive Employment Agreement between the Registrant and Thomas W. Hubbs.(8)
10	.17*	Form of Executive Severance Benefits Agreement entered into between the Registrant and certain of its employees.(7)
10	.18*	Separation agreement with Barbara M. Hubbard and the Registrant.(13)
10	.19*	Agreement with Leonard Y. Liu and the Registrant.(14)
10	.20*	Form of Executive Severance Benefits Agreement entered into between the Registrant and certain of its employees.(15)
10	.21*	Executive Employment Agreement entered into between the Registrant and Frank M. Richardson.(18)
10	.22*	Executive Severance Benefits Agreement entered into between the Registrant and Bruce Dawson.(18)
10	.23*	Executive Severance Benefits Agreement entered into between the Registrant and Paul Lord.(18)
10	.24*	Agreement with Leonard Y. Liu and the Registrant.(18)
10	.25*	Consulting Services Agreement with Yeun H. Lee and the Registrant.(18)

Exhibit
Number		Exhibit Title

10	.26*	Separation Agreement with Mike Shahbazian and the Registrant.(18)
10	.27*	Executive Employment Agreement entered into between the Registrant and Stanley V. Vogler(16)
10.28		Shareholders Rights Agreement dated June 1, 2000(17)
10.29		Aptos Sale Agreement dated October 13, 2000(19)
10.30		Agreement for the sale of Intellectual Property Rights and a consulting contract between QSP Group PLC, QSP Solutions Limited, Walker Financial Solutions Limited and Peter George Mills, dated October 2001
10.31		Share Purchase Agreement, dated as of September 6, 2002, by and between Elevon, Inc., a Delaware corporation, and Novele Limited, a United Kingdom company(21)
10.32		Software Distribution Agreement for AFP, dated as of September 6, 2002, by and between Elevon, Inc., a Delaware corporation, and Novele Limited, a United Kingdom company(22)
10.33		Software Distribution Agreement for e-2, dated as of September 6, 2002, by and between Elevon, Inc., a Delaware corporation, and Novele Limited, a United Kingdom company(23)
10.34		Executive Employment Agreement entered into between the Registrant and Frank M. Richardson.(24)
10.35		Executive Employment Agreement entered into between the Registrant and Stanley V. Vogler(25)
21.1		Subsidiaries.
23.1		Independent Auditors’ Consent.
24.1		Power of Attorney. Reference is made to the signature page.

(1)	Incorporated by reference to the corresponding exhibit to the Current Report on Form 8-K, filed July 13, 1995.

(2)	Incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K for the year ending December 31, 1992.

(3)	Incorporated by reference to the corresponding exhibit to the Registration Statement on Form S-1, as amended (Registration No. 33-45737).

(4)	Incorporated by reference to the corresponding exhibit to the Quarterly Report on Form 10-Q for the quarter ending September 30,1995.

(5)	Incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K for the year ending December 31, 1995.

(6)	Incorporated by reference to the corresponding exhibit to the Current Report on Form 8-K, filed December 11, 1997.

(7)	Incorporated by reference to the corresponding exhibit to the Quarterly Report on Form 10-Q for the quarter ending September 30, 1998.

(8)	Incorporated by reference to the corresponding exhibit to the Quarterly Report on Form 10-Q for the quarter ending June 30, 1998.

(9)	Incorporated by reference to the attachment of the Company’s 1998 Proxy Statement.

(10)	Incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K for the year ending December 31, 1997.

(11)	Incorporated by reference to the attachment of the Company’s 1999 Proxy Statement.

(12)	Incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K for the year ending December 31, 1998.

(13)	Incorporated by reference to the corresponding exhibit to the Quarterly Report on Form 10-Q for the quarter ending March 31, 1999.

(14)	Incorporated by reference to the corresponding exhibit to the Quarterly Report on Form 10-Q for the quarter ending June 30, 1999.

(15)	Incorporated by reference to the corresponding exhibit to the Quarterly Report on Form 10-Q for the quarter ending September 30, 1999.

(16)	Incorporated by reference to the corresponding exhibit to the Quarterly Report on Form 10-Q for the quarter ending March 31, 2000.

(17)	Incorporated by reference to the corresponding exhibit to the Quarterly Report on Form 10-Q for the quarter ending June 30, 2000.

(18)	Incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K for the year ending December 31, 1999.

(19)	Incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K for the year ending December 31, 2000.

(20)	Incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K for the year ending December 31, 2001.

(21)	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed September 20, 2002.

(22)	Incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K, filed September 20, 2002.

(23)	Incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K, filed September 20, 2002.

(24)	Incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K for the year ending December 31, 2002.

(25)	Incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-K for the year ending December 31, 2002.

*	Indicates a management contract or compensatory plan.