Form 10-K/A
period 2002-12-31
ELEVON INC
filed 2003-04-25
CIK 883983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

PART I
ITEM 1. BUSINESS
ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K
EXHIBIT INDEX
SIGNATURES
Exhibit 3.3
Exhibit 10.36

Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X]   No[  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes[  ]   No[X]

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

EXPLANATORY NOTES

     This Amendment No. 1 on Form 10-K/A is being filed by Elevon, Inc. (the “Company”) as an amendment to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 to: (i) delete duplicated text in Item 1 (Business), under the heading “Product Development” and (ii) to amend and restate in its entirety Item 15 (Exhibits and Reports on Form 8-K) and the Exhibit Index.

PART I

ITEM 1. BUSINESS

OVERVIEW

Introduction

The Company (hereinafter “Elevon”, “ Walker”, “we”, “our”, “us”, or the “Company”) was incorporated in California in 1973 as Walker Interactive Systems, Inc. and reincorporated in Delaware in March 1992. In February 2002, Walker announced that it would do business as Elevon, Inc., and our name was formally changed in May 2002. We design, develop, market and support, on a worldwide basis, a family of enterprise financial, operational and analytical software products that enable large and medium-sized organizations, higher education institutions, and federal, state and government agencies to optimize their business processes, reduce business costs, and improve management information needed to run their business. We derive our revenue from software licenses, software maintenance and professional consulting services. Our collaborative commerce solutions and analytical applications are licensed to large and mid-size companies and similarly sized governmental organizations worldwide.

Recent Update

On September 6, 2002, we sold our United Kingdom operations and our Elevon 5 intellectual property to Novele Limited, (“Novele”, now doing business as “Arelon”) located in London, United Kingdom. Under the terms of a share purchase agreement, we sold the stock of our wholly owned subsidiary, Elevon International Limited, to Novele for consideration of $16.5 million. Approximately $15.7 million cash was received at closing. The remaining balance of approximately $800,000 was due on or before December 31, 2002 subject to certain conditions under the terms of the agreement. We deferred $200,000 of the gain and subsequently recognized it during the fourth quarter of fiscal 2002 following the completion of certain customer requirements. We have informally agreed with Arelon to extend, on a month-to-month basis, the remaining $600,000, plus interest. In addition to acquiring the Elevon operations headquartered in the United Kingdom, Novele acquired the QSP (“Elevon 5”) intellectual property, which we had previously acquired from the administrative receiver for the QSP Group PLC in November 2001 for $2.0 million in cash. Novele also became an exclusive distributor of Elevon 2 and Active Financial Planning (“AFP”) software in the United Kingdom and certain other territories, pursuant to a software distribution agreement.

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

Our software products utilize the Microsoft Windows operating systems on the desktop, NT, UNIX and S/390 operating systems on the server and industry-leading On Line Analytical Processing (“OLAP”), Relational Database Management Systems (“RDBMS”) including IBM’s DB2 and DB2 OLAP server, Hyperion Solutions’ Essbase and Microsoft SQL/Server. Our collaborative commerce solutions utilize the latest-generation IBM z-series Web Application Server. Elevon Collaborative Synergies™ solutions represent our core suite of business and financial solutions, utilizing the power of the enterprise server for highly scalable transaction processing and reliability/availability, with the thin client architecture of the browser based interface. This Internet-based architecture provides an optimized platform for delivery of collaborative commerce solutions. Historically, we also developed and marketed, and continue to market analytical applications, which provide financial reporting, budgeting and financial consolidation solutions for large and mid-sized organizations. These analytical applications integrate with Elevon Collaborative Synergies solutions and also work on a standalone basis with leading Enterprise Resource Planning applications. Our software products include productivity tools that allow applications to be extensively customized to fit the customer’s particular requirements. We complement our software products by providing specialized consulting services to assist customers with customization and implementation.

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

SOLUTIONS

Collaborative Synergies Solutions

Elevon Collaborative Synergies solutions are designed to support new processes as organizations redefine existing processes as a result of collaborating with their suppliers and customers beyond the four walls of the enterprise. These solutions are intended to align stakeholder incentives and transform unproductive processes into win/win workflows. The goal of Elevon Collaborative Synergies solutions is to streamline inefficiencies, eliminate redundancies, reengineer roadblocks and reassign misplaced processes—those where work is done on one side of a barrier while the best resources and incentives for the task wait on the other—to match mission with motivation. We expect these improvements to compress business cycles, increase process velocity, and enhance value chain visibility.

Elevon Collaborative Synergies solutions are organized into the following key operational areas:

•	e-finance – delivers solutions that provide the organization with the transaction processing power, information access and real-time monitoring required to manage the business. Elevon 2 e-finance includes the general ledger, asset management and project cost management modules.

•	e-procurement – automates and extends the purchasing process beyond the four walls of the enterprise, giving all parties a high degree of visibility and control. Elevon 2 e-procurement includes the accounts payable, inventory management and purchase order modules.

•	e-revenue – extends the billing, credit, accounts receivable and collection processes beyond the organization to where they become collaborative relationships. Elevon 2 e-revenue includes the accounts receivable, billing and collection modules.

•	STEPs – a suite of integrated, granular, collaborative software applications designed to seamlessly extend existing corporate systems outside the organization to solve specific, common business problems.

•	Portals – business processes engineered to allow for any number of “roles” as dictated by business needs. Elevon Roles automate specific processes and offer the user great flexibility, while simplifying multiple tasks in the process. We currently cover the following key roles:

•	e-finance portal: e-analyst.

•	e-procurement portal: e-administration, e-approval, e-buyer, e-content management, e-employee expense, e-employee expense payables, and e-requisitioner.

•	e-revenue portal: e-administrator, e-collector, e-care, e-credit, e-data entry, and e-payment applier.

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

Our analytical applications include:

•	Planning and Forecasting - Automates the planning, forecasting and budgeting processes to reduce planning cycles, facilitate continuous planning and enable the prediction of company performance.

•	Financial Consolidation - Manages the collection, adjustment and reporting of consolidated results for enterprise-wide statutory, management and tax reporting.

•	Active Financial Planning – Web –based planning and decision support system that offers real-time collaboration focused on predictive and corrective planning.

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

Some of the areas addressed by our services include:

•	Integration – to integrate the customers’ existing applications into the Elevon Collaborative Synergies solutions.

•	Performance tuning –to increase computer throughput, reduce processing time and otherwise improve performance.

•	Migration – to assist in making cost-effective migrations to a new release or from one platform to another.

•	Conversion and integration – to integrate third-party applications into our framework or convert these products to our applications through our reusable components, methodologies and e-technology.

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

Historically, the Company has primarily operated in three geographic areas, North America, Europe/Middle East/Africa and Asia Pacific. Following the disposal of our United Kingdom and Elevon 5 operations in September 2002, the Company will have insignificant revenues and assets in the Europe/Middle East/Africa region. During the years ended December 31, 2002 and 2001, revenue generated from products and services provided to ADT Security Services, Inc., a unit of Tyco International Ltd., represented 18.2% and 17.4% of revenue, respectively. The same customer represented 18.2% and 17.6% of accounts receivable as of December 31, 2002 and 2001, respectively. No customer represented in excess of 10% of total revenues or accounts receivable for 2000.

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

For a description of certain proprietary risk factors, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Additional Risk Factors.”

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

IV

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Documents filed as part of this report.

1. Consolidated Financial Statements

2. Consolidated Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts	72

All other financial statement schedules not listed above are omitted as the required information is not applicable or the information is presented in the consolidated financial statements or related notes.

3. Exhibits

The following exhibits are filed herewith or incorporated by reference:

ELEVON, INC.

EXHIBIT INDEX

Exhibit
Number	Exhibit Title

2.1	Agreement and Plan of Reorganization dated as of October 29, 1997, among the Registrant, Copper Acquisition Sub, and Revere, Inc.(6)

3.1	The Company’s Amended and Restated Certificate of Incorporation.(2)

3.2	Bylaws of Registrant.(9)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Walker Interactive Systems, Inc.

10.1	Form of Indemnity Agreement entered into between the Registrant and its directors and officers.(3)

10.2 *	1992 Employee Stock Purchase Plan, as amended to date.(11)

10.3 *	1989 Employee Stock Option Plan and related forms of Incentive Stock Option Grant and Supplemental Stock Option Grant.(3),(9)

10.4 *	1986 Employee Stock Purchase Plan and related form of Employee Stock Purchase Agreement.(3)

10.5	Purchase and Sale Agreement between Registrant and Global Software, Inc., dated as of August 31, 1990.(3)

10.6	Lease between Registrant and Marathon U.S. Realties, Inc., dated October 20, 1988 and Amendment No. 1, dated as of October 31, 1990.(3)

10.7	Lease between Registrant and Chicago Title and Trust Company, dated as of December 3, 1990.(3)

10.8	Agreement for Lease between Registrant, Walker Interactive Products International and Alton House Limited, dated as of March 18, 1991.(3)

10.9 *	1993 Non-Employee Directors’ Stock Option Plan, as amended to date.(12)

10.10 *	2002 Equity Incentive Plan (formerly the 1994 Equity Incentive Plan), as amended to date.(13)

10.11	Agreement for the Sale and Purchase of The Solutions Group Limited by and among Walker Interactive Products International, and Adrian J. Dixon and Nigel G. Heath, dated as of June 30, 1995.(1)

10.12 *	Form of Executive Employment Agreement entered into between Registrant and certain of its officers.(5)

10.13 *	1995 Executive Employment Agreement between the Registrant and Leonard Y. Liu, as amended to date.(4),(7)

10.14 *	1995 Non-Statutory Stock Option Plan for Non-Officer Employees, as amended to date. (18)

10.15	Lease between Registrant and Equitable Assurance Society of the United States, dated November 25, 1997.(10)

10.15A	Lease between Registrant and Equitable Assurance Society of the United States as amended October 1,1999. (18)

10.16 *	1998 Executive Employment Agreement between the Registrant and Thomas W. Hubbs.(8)

10.17 *	Form of Executive Severance Benefits Agreement entered into between the Registrant and certain of its employees.(7)

10.18 *	Separation agreement with Barbara M. Hubbard and the Registrant.(13)

10.19 *	Agreement with Leonard Y. Liu and the Registrant.(14)

10.20 *	Form of Executive Severance Benefits Agreement entered into between the Registrant and certain of its employees.(15)

10.21 *	Executive Employment Agreement entered into between the Registrant and Frank M. Richardson. (18)

10.22 *	Executive Severance Benefits Agreement entered into between the Registrant and Bruce Dawson. (18)

10.23 *	Executive Severance Benefits Agreement entered into between the Registrant and Paul Lord. (18)

10.24 *	Agreement with Leonard Y. Liu and the Registrant. (18)

10.25 *	Consulting Services Agreement with Yeun H. Lee and the Registrant. (18)

10.26 *	Separation Agreement with Mike Shahbazian and the Registrant. (18)

10.27 *	Executive Employment Agreement entered into between the Registrant and Stanley V. Vogler (16)

10.28	Shareholders Rights Agreement dated June 1, 2000 (17)

10.29	Aptos Sale Agreement dated October 13, 2000 (19)

10.30	Agreement for the sale of Intellectual Property Rights and a consulting contract between QSP Group PLC, QSP Solutions Limited, Walker Financial

Solutions Limited and Peter George Mills, dated October 2001 (20)

10.31	Share Purchase Agreement, dated as of September 6, 2002, by and between Elevon, Inc., a Delaware corporation, and Novele Limited, a United Kingdom company (21)

10.32	Software Distribution Agreement for AFP, dated as of September 6, 2002, by and between Elevon, Inc., a Delaware corporation, and Novele Limited, a United Kingdom company (22)

10.33	Software Distribution Agreement for e-2, dated as of September 6, 2002, by and between Elevon, Inc., a Delaware corporation, and Novele Limited, a United Kingdom company (23)

10.34 *	Executive Employment Agreement entered into between the Registrant and Frank M. Richardson. (24)

10.35 *	Executive Employment Agreement entered into between the Registrant and Stanley V. Vogler (25)

10.36	Amendment to Shareholders Rights Agreement dated August 7, 2001

21.1	Subsidiaries.

23.1	Independent Auditors’ Consent.

24.1	Power of Attorney. Reference is made to the signature page.

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

(13)  Incorporated by reference to the attachment of the Company’s 2002 Proxy Statement.

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

ELEVON, INC.

FORM 10-K
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Elevon,, Inc., a Delaware corporation, has duly caused this Amendment No. 1 to the Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Francisco, State of California, on April 25, 2003.

ELEVON, INC.

(Registrant)

Date: April 25, 2003	By:	/s/ STANLEY V. VOGLER

Stanley V. Vogler

Chief Financial Officer

Certification of the Chief Executive Officer

I, Frank M. Richardson, certify that:

1.     I have reviewed this annual report on Form 10-K/A of Elevon, Inc.;

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

April 25, 2003

Certification of the Chief Financial Officer

I, Stanley V. Vogler, certify that:

1.     I have reviewed this annual report on Form 10-K/A of Elevon, Inc.;

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

/s/ Stanley V. Vogler

Stanley V. Vogler

April 25, 2003

ELEVON, INC.

EXHIBIT INDEX

Exhibit
Number	Exhibit Title

2.1	Agreement and Plan of Reorganization dated as of October 29, 1997, among the Registrant, Copper Acquisition Sub, and Revere, Inc.(6)

3.1	The Company’s Amended and Restated Certificate of Incorporation.(2)

3.2	Bylaws of Registrant.(9)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Walker Interactive Systems, Inc.

10.1	Form of Indemnity Agreement entered into between the Registrant and its directors and officers.(3)

10.2 *	1992 Employee Stock Purchase Plan, as amended to date.(11)

10.3 *	1989 Employee Stock Option Plan and related forms of Incentive Stock Option Grant and Supplemental Stock Option Grant.(3),(9)

10.4 *	1986 Employee Stock Purchase Plan and related form of Employee Stock Purchase Agreement.(3)

10.5	Purchase and Sale Agreement between Registrant and Global Software, Inc., dated as of August 31, 1990.(3)

10.6	Lease between Registrant and Marathon U.S. Realties, Inc., dated October 20, 1988 and Amendment No. 1, dated as of October 31, 1990.(3)

10.7	Lease between Registrant and Chicago Title and Trust Company, dated as of December 3, 1990.(3)

10.8	Agreement for Lease between Registrant, Walker Interactive Products International and Alton House Limited, dated as of March 18, 1991.(3)

10.9 *	1993 Non-Employee Directors’ Stock Option Plan, as amended to date.(12)

10.10 *	2002 Equity Incentive Plan (formerly the 1994 Equity Incentive Plan), as amended to date.(13)

10.11	Agreement for the Sale and Purchase of The Solutions Group Limited by and among Walker Interactive Products International, and Adrian J. Dixon and Nigel G. Heath, dated as of June 30, 1995.(1)

10.12 *	Form of Executive Employment Agreement entered into between Registrant and certain of its officers.(5)

10.13 *	1995 Executive Employment Agreement between the Registrant and Leonard Y. Liu, as amended to date.(4),(7)

10.14 *	1995 Non-Statutory Stock Option Plan for Non-Officer Employees, as amended to date. (18)

10.15	Lease between Registrant and Equitable Assurance Society of the United States, dated November 25, 1997.(10)

10.15A	Lease between Registrant and Equitable Assurance Society of the United States as amended October 1,1999. (18)

10.16 *	1998 Executive Employment Agreement between the Registrant and Thomas W. Hubbs.(8)

10.17 *	Form of Executive Severance Benefits Agreement entered into between the Registrant and certain of its employees.(7)

10.18 *	Separation agreement with Barbara M. Hubbard and the Registrant.(13)

10.19 *	Agreement with Leonard Y. Liu and the Registrant.(14)

10.20 *	Form of Executive Severance Benefits Agreement entered into between the Registrant and certain of its employees.(15)

10.21 *	Executive Employment Agreement entered into between the Registrant and Frank M. Richardson. (18)

10.22 *	Executive Severance Benefits Agreement entered into between the Registrant and Bruce Dawson. (18)

10.23 *	Executive Severance Benefits Agreement entered into between the Registrant and Paul Lord. (18)

10.24 *	Agreement with Leonard Y. Liu and the Registrant. (18)

10.25 *	Consulting Services Agreement with Yeun H. Lee and the Registrant. (18)

10.26 *	Separation Agreement with Mike Shahbazian and the Registrant. (18)

10.27 *	Executive Employment Agreement entered into between the Registrant and Stanley V. Vogler (16)

10.28	Shareholders Rights Agreement dated June 1, 2000 (17)

10.29	Aptos Sale Agreement dated October 13, 2000 (19)

10.30	Agreement for the sale of Intellectual Property Rights and a consulting contract between QSP Group PLC, QSP Solutions Limited, Walker Financial Solutions

Limited and Peter George Mills, dated October 2001

10.31	Limited and Peter George Mills, dated October 2001 Share Purchase Agreement, dated as of September 6, 2002, by and between Elevon, Inc., a Delaware corporation, and Novele Limited, a United Kingdom company (21)

10.32	Software Distribution Agreement for AFP, dated as of September 6, 2002, by and between Elevon, Inc., a Delaware corporation, and Novele Limited, a United Kingdom company (22)

10.33	Software Distribution Agreement for e-2, dated as of September 6, 2002, by and between Elevon, Inc., a Delaware corporation, and Novele Limited, a United Kingdom company (23)

10.34	Executive Employment Agreement entered into between the Registrant and Frank M. Richardson. (24)

10.35	Executive Employment Agreement entered into between the Registrant and Stanley V. Vogler (25)

10.36	Amendment to Shareholders Rights Agreement dated August 7, 2001

21.1	Subsidiaries.

23.1	Independent Auditors’ Consent.

24.1	Power of Attorney. Reference is made to the signature page.

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

(13)  Incorporated by reference to the attachment of the Company’s 2002 Proxy Statement.

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

(21)  Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed September 20, 2002.

(22)  Incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K, file September 20, 2002.

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