Form 10-Q
period 2003-03-31
ELEVON INC
filed 2003-05-15
CIK 883983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    YES [X]    NO [  ]

Indicate by check mark X whether the registrant is an accelerated filer (as defined in Ruler 12b-2 of the Exchange Act). (as defined in Ruler 12b-2 of the Exchange Act).    YES [  ]    NO [X]

There were 15,600,035 Shares of $.001 Par Value Common Stock outstanding as of May 12, 2003.

ELEVON, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2003
TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements See notes to consolidated financial statements

ELEVON, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                          March 31,   December 31,
                                                             2003          2002
                                                        ------------  ------------
                                                                (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents...........................     $10,947       $13,060
   Short-term investments..............................       9,273         7,776
   Accounts receivable, net of allowance for doubtful
     accounts of $142 - March 31, 2003 and $146 -
     December 31, 2002.................................       3,215         4,730
   Prepaid expenses....................................         455           683
   Other receivables...................................         755           705
                                                        ------------  ------------
       Total current assets............................      24,645        26,954
Property and equipment, net                                     706           865
Capitalized software, net of accumulated amortization
  of $53,664 - March 31, 2003 and $53,270 -
  December 31, 2002....................................       1,275         1,650
Long-term accounts receivable..........................         765           624
Other assets...........................................         372           370
                                                        ------------  ------------
Total assets...........................................     $27,763       $30,463
                                                        ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable....................................      $  865        $  859
   Accrued liabilities.................................       2,344         3,171
   Deferred revenue....................................       6,589         6,851
                                                        ------------  ------------
       Total current liabilities.......................       9,798        10,881
Deferred revenue.......................................       1,279         1,286
Other long-term obligations............................       1,208         1,313
                                                        ------------  ------------
       Total liabilities...............................      12,285        13,480
                                                        ------------  ------------

Commitments and contingencies

Stockholders' equity:
   Common stock, $.001 par value: 50,000 shares
    authorized; issued 15,583 shares - March 31,
    2003; 15,517 shares - December 31, 2002............          16            16
   Additional paid-in capital..........................      77,029        76,981
   Accumulated other comprehensive income..............         145           134
   Accumulated deficit.................................     (61,712)      (60,148)
                                                        ------------  ------------
       Total stockholders' equity......................      15,478        16,983
                                                        ------------  ------------
Total liabilities and stockholders' equity.............     $27,763       $30,463
                                                        ============  ============

See notes to consolidated financial statements

ELEVON, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

                                                  Three Months Ended
                                                       March 31,
                                                ---------------------
                                                   2003       2002
                                                ---------- ----------
REVENUES:
  License and royalty..........................    $  217     $1,224
  Maintenance..................................     2,790      5,574
  Consulting...................................     1,076      6,334
                                                ---------- ----------
     Total revenues............................     4,083     13,132

OPERATING EXPENSES:
  Costs of revenues:
     Cost of licenses,
      maintenance and consulting...............     1,975      5,212
     Amortization of
      capitalized software.....................       394      1,032
  Sales and marketing..........................       913      3,115
  Product development..........................     1,257      1,469
  General and administrative...................     1,144      2,047
                                                ---------- ----------
     Total operating expenses..................     5,683     12,875
                                                ---------- ----------
Operating income (loss)........................    (1,600)       257
     Interest income, net......................        61         21
                                                ---------- ----------
Income (loss) before income taxes..............    (1,539)       278
     Provision for income taxes................        25         25
                                                ---------- ----------

NET INCOME (LOSS)..............................   $(1,564)      $253
                                                ========== ==========

BASIC NET INCOME (LOSS) PER SHARE..............    $(0.10)     $0.02
                                                ========== ==========
Shares used to compute basic
     net income (loss) per share...............    15,568     15,185
                                                ========== ==========

DILUTED NET INCOME (LOSS) PER SHARE............    $(0.10)     $0.02
                                                ========== ==========
Shares used to compute diluted
     net income (loss) per share...............    15,568     15,580
                                                ========== ==========

See notes to consolidated financial statements

ELEVON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

                                                                  Three Months Ended
                                                                        March 31,
                                                               ------------------------
                                                                   2003         2002
                                                               -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)........................................    $(1,564)        $253
     Adjustments to reconcile net income (loss) to
       net cash provided (used) by operating activities:
       Depreciation and amortization..........................        537        1,298
       Provision for doubtful accounts........................         --          113
       Loss on property retirements...........................         36           --
     Changes in operating assets and liabilities:
       Accounts receivable....................................      1,464          833
       Prepaids and other assets..............................        228         (407)
       Accounts payable and  accrued liabilities..............       (905)        (590)
       Deferred revenue.......................................       (270)         (64)
       Other..................................................       (142)          59
                                                               -----------  -----------
           Net cash provided (used) by operating activities          (616)       1,495
                                                               -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from employee stock purchase plan
       issuances and stock options exercised..................         48          112
     Capital lease payments...................................        (20)         (25)
                                                               -----------  -----------
           Net cash provided by financing activities..........         28           87
                                                               -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of short-term investments.....................      (1,997)          --
     Maturities of short-term investments.....................        500           --
     Purchases of property and equipment......................        (20)        (357)
     Additions to capitalized software........................        (19)        (605)
     Other....................................................         11            5
                                                               -----------  -----------
           Net cash used by investing activities..............     (1,525)        (957)
                                                               -----------  -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..........     (2,113)         625
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD...............     13,060        4,583
                                                               -----------  -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD.....................    $10,947       $5,208
                                                               ===========  ===========
Supplemental disclosure:
    Cash paid for income taxes................................         $4          $61

See notes to consolidated financial statements

ELEVON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
(Amounts in thousands, except per share data)

  SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for those periods. Results for the interim periods are not necessarily indicative of the results for the entire year. These consolidated financial statements and any notes thereto should be read in conjunction with the audited consolidated financial statements included in the Elevon, Inc. Annual Report on Form 10-K for the year ended December 31, 2002.
  EARNINGS PER SHARE

The Company calculates basic earnings per share ("EPS") and diluted EPS in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding for that period. Diluted EPS takes into account the effect of dilutive instruments, such as stock options, and uses the average share price for the period in determining the number of common stock equivalents that are to be added to the weighted average number of shares outstanding. Common stock equivalents are excluded from the diluted loss per share calculation if the effect would be antidilutive. 2,732 and 3,337 common stock equivalents were excluded from the diluted earnings per share computation for the three month periods ending March 31, 2003 and 2002, respectively, because of their antidilutive effect.
  COMPREHENSIVE INCOME/(LOSS)

SFAS No. 130 requires disclosure of total non-stockholder changes in equity, which include unrealized gains and losses on securities classified as available- for-sale under SFAS No. 115, foreign currency translation adjustments accounted for under SFAS No. 52, and minimum pension liability adjustments made pursuant to SFAS No. 87.

The reconciliation of net income (loss) to comprehensive income (loss) for the three-months ended March 31, 2003 and 2002 is as follows (in thousands):

                                        Three Months Ended
                                             March 31,
                                      -------------------
                                         2003      2002
                                      --------- ---------
Net income (loss)....................  $(1,564)      253
Other comprehensive income...........       11        53
                                      --------- ---------
Total comprehensive income (loss)....  $(1,553)     $306
                                      ========= =========

  IMPAIRMENT AND RESTRUCTURING CHARGES

During the quarters ended June 30 and December 31, 2002, the Board of Directors approved restructuring plans to reduce operating costs and strengthen the Company's position to successfully execute its strategy. The Company recorded a pre-tax restructuring charge totaling $1.1 million, mainly for severance costs related to the involuntary termination of 68 employees in the Company's United States and United Kingdom operations, primarily in the sales, professional services, research and development and customer support departments.

The following table shows the restructuring accrual as of December 31, 2002 and the payments made during the three months ended March 31, 2003:

                                     Balance at       Cash      Balance at
                                    December 31,    Payments     March 31,
                                         2002      in Q1 2003      2003
                                      ---------    ---------    ---------
Employee Severance....................    $228        $(159)         $69
Legal, outplacement services and other
   restructuring costs................      50          (21)          29
                                      ---------    ---------    ---------
                                          $278        $(180)         $98
                                      =========    =========    =========

The remaining cash obligations are expected to be paid during 2003. The remaining liability of $98 is recorded in Accrued Liabilities on the balance sheet as of March 31, 2003.

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

On September 6, 2002, the Company sold its United Kingdom operations and its Elevon 5 intellectual property to Novele Limited ("Novele", now doing business as "Arelon"), located in London, United Kingdom. Under the terms of a share purchase agreement, Elevon sold the stock of its wholly owned subsidiary, Elevon International Limited, to Novele for consideration of $16.5 million. Approximately $15.7 million cash was received at closing. The remaining balance of approximately $800 was due on or before December 31, 2002 subject to certain conditions under the terms of the agreement. We deferred $200 of the gain and subsequently recognized it during the fourth quarter of fiscal 2002 following the completion of certain customer requirements. The remaining approximately $600, plus interest, was received from Arelon on May 1, 2003. In addition to acquiring the Elevon operations headquartered in the United Kingdom, Novele acquired the Elevon 5 intellectual property, which Elevon had acquired from the administrative receiver for QSP in November 2001. Novele also became an exclusive distributor of Elevon 2 and Active Financial Planning ("AFP") software in the United Kingdom and certain other territories, pursuant to a software distribution agreement. Under the terms of the distribution agreement, for the specified territories the Company will receive a royalty based on a percentage applied to actual maintenance revenues and new license sales of the Elevon 2 and AFP products.

The Company recognized an after-tax gain in respect of the above transaction of $19.0 million, or $1.20 per diluted share, in the consolidated statement of operations for the year ended December 31, 2002. The gain was calculated as follows:

Proceeds received                                                    $15,900
Proceeds receivable                                                      800
Deferred gain                                                           (200)
Transaction costs                                                       (835)
Net book value of Elevon 5 intellectual property                      (1,167)
Elimination of deficit                                                 4,458
                                                                    ---------
                                                                     $18,956
                                                                    =========

The operations and related intellectual property sold had revenues, operating expenses (including amortization) and net income as follows (in thousands, except per share amounts):

                                      Three Months Ended
                                          March 31,
                                              2002

Total revenue                                $5,298

Total operating expenses                     $2,007

Net income                                   $1,126

Diluted net income per share                  $0.07

Fiscal 2000 Divestitures

In October 2000, the Company sold the net assets of its Aptos product line to B-Plan Information Systems Limited ("B-Plan"). The Aptos product line was an integrated suite of client/server financial applications for medium-sized companies and was marketed primarily in the United Kingdom. The divestiture agreement provided for total consideration of approximately $2.3 million. The Company received an initial payment of approximately $425 in December 2000, and, in October 2001, the Company and B-Plan executed a mutual release from any and all claims associated with the divestiture agreement. Under the terms of the mutual release agreement, B-Plan paid the Company approximately $442, including interest, in November 2001 and is obligated to pay the Company an aggregate of £400 in equal quarterly installments from April 2002 through January 2006. Quarterly payments from B-Plan have aggregated £100 through March 31, 2003 and have been recognized in the financial statements as received.

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

During the period that the Company owned and operated the divested product lines, reserves were established in the normal course of business to provide for contractual and other obligations. The Company retained certain of those reserves when the product lines were divested to cover certain existing obligations and those that were expected to arise from the change in ownership. During the approximately two-year period since the divestitures, the Company believes that it has discharged substantially all obligations associated with the divestitures through cash payments and negotiation. The residual amount of $1.7 million was included as a special credit in the consolidated statement of operations during the year ended December 31, 2002.

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. The Company will adopt as applicable the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock- Based Compensation-Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation ("transition provisions"). In addition, SFAS No. 148 amends the disclosure requirements of Accounting Principals Board ("APB") Opinion No. 28, "Interim Financial Reporting," to require proforma disclosure in interim financial statements by companies that elect to account for stock-based compensation using the intrinsic value method prescribed in APB No. 25, "Disclosure Provisions." The transition methods of SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002. The company continues to use the intrinsic value method of accounting for stock- based compensation. As a result, the transition provisions do not have an effect on the Company's consolidated financial statements. The Company has adopted the disclosure requirements of SFAS No. 148. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock Based Compensation", to stock-based employee compensation:

                                                  Three Months Ended
                                                       March 31,
                                                ---------------------
                                                   2003       2002
                                                ---------- ----------
Net income (loss)
  As reported..................................   $(1,564)      $253
  Deduct: Total stock based employee
  compensation expense determined
  under fair value based method for
  all awards, net of related tax effects.......      (134)      (636)
                                                ---------- ----------
  Pro forma....................................   $(1,698)      (383)
                                                ========== ==========
Earnings (loss) per share:
  Basic as reported............................    $(0.10)     $0.02
  Basic Pro forma..............................    $(0.11)    $(0.03)

  Diluted as reported..........................    $(0.10)     $0.02
  Diluted Pro forma............................    $(0.11)    $(0.03)

  SUBSEQUENT EVENT

On May 8, 2003, the Company entered into an agreement and plan of merger with SSA Global Technologies, Inc. ("SSA GT") pursuant to which the Company agreed (1) to sell to a subsidiary of SSA GT all of Elevon's owned intellectual property for a purchase price of $1,754 in cash, and (2) immediately thereafter, to merge with another subsidiary of SSA GT whereupon each of the outstanding shares of the Company's common stock would be converted into the right to receive $1.30 in cash.

The proposed merger is subject to approval by the holders of a majority of the Company's outstanding shares of common stock and other customary closing conditions. Upon closing, the Company will become wholly-owned by SSA GT. The agreement and plan of merger and the voting agreement were filed by the Company on a Form 8-K dated May 9, 2003.

ELEVON, INC.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of results of operations and financial condition of the Company should be read in conjunction with the Company's unaudited financial statements and notes thereto included elsewhere in this Form 10-Q. The report on this Form 10-Q contains forward-looking statements, including statements related to industry trends and demand for mainframe and other software products, cash commitments and working capital requirements. Discussions containing such forward-looking statements may be found in the material set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations," generally and specifically therein under the captions "Recent Developments," "Liquidity and Capital Resources," and "Additional Risk Factors." You can identify forward-looking statements by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "pro forma," "estimates," or "anticipates," or the negative of these words and phrases or similar words or phrases. You can also identify forward- looking statements by discussions of strategy, plans or intentions. Forward- looking statements involve numerous risks and uncertainties and you should not rely upon them as predictions of future events. There is no assurance that the events or circumstances reflected in forward-looking statements will occur or be achieved. Forward-looking statements are necessarily dependent on assumptions, data, or methods that may be imprecise and we may not be able to realize them. The risk factors on pages 19 through 27, among others, should be considered in evaluating the Company's prospects and future financial performance.

RECENT DEVELOPMENTS

On May 8, 2003, the Company entered into an agreement and plan of merger with SSA Global Technologies, Inc. ("SSA GT") pursuant to which the Company agreed (1) to sell to a subsidiary of SSA GT all of Elevon's owned intellectual property for a purchase price of $1,754,000 in cash, and (2) immediately thereafter, to merge with another subsidiary of SSA GT with the Company as the surviving corporation whereupon each of the outstanding shares of the Company's common stock would be converted into the right to receive $1.30 in cash.

The proposed merger is subject to approval by the holders of a majority of the Company's outstanding shares of common stock and other customary closing conditions. Upon closing, the Company will become wholly-owned by SSA GT. Holders of approximately 10% of the Company's outstanding shares have agreed to vote in favor of the merger. The agreement and plan of merger and the voting agreement were filed by the Company on a Form 8-K dated May 9, 2003.

MANAGEMENT OVERVIEW

The slowdown in the United States economy during fiscal 2002, which we believe caused our customer base to defer and reduce levels of spending on information technology, has continued into fiscal 2003 and has negatively impacted our operating results for the quarter ended March 31, 2003.

For the quarter ended March 31, 2003 our North American revenues were $4.1 million, approximately 47.9% and 33.5% lower, respectively, than the first and fourth quarters of fiscal 2002. While we continue to pursue opportunities for increased revenue, absent a significant change in our customers' actions in response to the current economic conditions, for the near term we believe it is unlikely that our revenues will return to the levels of fiscal 2002.

New license revenue has continued to be below historical levels as customers defer spending on information technology. In addition, a significant portion of our consulting revenue for any given period is generally derived from several individually larger consulting engagements. During the fourth quarter of fiscal 2002 we substantially completed a consulting engagement with a North American customer, which consulting revenue had represented approximately 17.2% of total consolidated revenue in fiscal 2002. While consulting revenue from another North American customer represented approximately 9.9% of total revenue in the first quarter of fiscal 2003, we have so far been unable to fully replace the revenue from the completed consulting engagements with new engagements, which historically have been associated with new license revenues or migrations to current releases of our software. Further, our maintenance revenues have declined as a result of lower new license sales in recent quarters, customers completing migrations to different platforms and customers discontinuing maintenance in an effort to reduce their operating costs.

For the quarter ended March 31, 2003, our North American operating costs were $5.7 million, approximately 34.6% and 9.5% lower, respectively, than the first and fourth quarters of fiscal 2002 as we continue to reduce our operating costs through reductions in headcount and in discretionary sales and marketing spending. In April 2003 we further reduced our headcount by 16 people, primarily in sales and marketing, professional services and AFP product development and will incur a related restructuring charge of approximately $400,000 in the second quarter of fiscal 2003. While we continue to focus on reducing our operating costs, significant portions of our employee and infrastructure costs are fixed in the short term. Our San Francisco office lease, which expires in 2007, requires us to maintain significantly more space than we need for our current operations and there continues to be an excess of space in the sublease market.

CRITICAL ACCOUNTING POLICIES

We believe the accounting policies described below to be the most critical in determining and understanding our results of operations:

Revenue recognition.

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

Capitalization and amortization of product development costs.

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

RESULTS OF OPERATIONS

As more fully described in Note 5 to the interim consolidated financial statements and in "Management Overview" in Management's Discussion and Analysis of Financial Condition and Results of Operations, in September 2002 we sold our United Kingdom operations and the previously acquired QSP intellectual property to Novele Limited.

To assist in understanding the effects of the divestiture of our United Kingdom operations and the previously acquired QSP intellectual property, the historical results for the operations remaining after the divestiture ("North America") and the divested operations ("United Kingdom"), where relevant, have been shown separately for the three months ended March 31, 2002.

REVENUES.

                      Three Months             Three Months ended March 31, 2002
                     ended March 31,
                         2003                   North      United
                         Total                 America     Kingdom        Total
                         -----                  -----        -----        -----
Revenues:
  License and royalty      $217                  $264          $960      $1,224
  Maintenance             2,790                 3,615         1,959       5,574
  Consulting              1,076                 3,955         2,379       6,334
                       ---------             ---------    ---------    ---------
Total revenues           $4,083                $7,834        $5,298     $13,132
                       =========             =========    =========    =========

Total North America revenues for the three months ended March 31, 2003 were $4.1 million, a decrease of $3.8 million, or 47.9%, as compared to the three months ended March 31, 2002. The decrease in total revenues is attributable to lower consulting revenue and lower maintenance revenue.

North America license and royalty revenues for the three months ended March 31, 2003 were $217,000, a decrease of $47,000, or 17.8%, as compared to the three months ended March 31, 2002. Our license and royalty revenues continue to be negatively impacted by the general slowdown and reduction in corporate spending for technology in North America.

North America maintenance revenues for the three months ended March 31, 2003 were $2.8 million, a decrease of $825,000, or 22.8%, as compared to the three months ended March 31, 2002. North America maintenance revenues for 2002 included revenue from several maintenance agreements that were not renewed due to customers discontinuing maintenance to reduce their operating costs or completing migrations to alternative platforms.

North America consulting revenues for the three months ended March 31, 2003 were $1.1 million, a decrease of $2.9 million, or 72.8%, as compared to the three months ended March 31, 2002. The decrease in consulting revenues is mainly attributable to the completion of a major consulting project during the fourth quarter of 2002 without replacement of that revenue with new consulting engagements in 2003.

COSTS OF LICENSES, MAINTENANCE AND CONSULTING.

                      Three Months             Three Months ended March 31, 2002
                     ended March 31,
                         2003                   North      United
                         Total                 America     Kingdom        Total
                         -----                  -----        -----        -----
Cost of revenues         $1,975                $3,037        $2,175      $5,212
                       =========             =========    =========    =========

North America costs of licenses, maintenance and consulting were $2.0 million for the three months ended March 31, 2003, representing 48.4% of total revenues, and $3.0 million for the three months ended March 31, 2002, representing 38.8% of total revenues. The decrease in the costs of licenses, maintenance and consulting is due to the reduced revenue base.

The cost of license revenue, which is mainly related to third-party license costs, was insignificant for both the quarters ended March 31, 2003 and 2002.

The North America cost of maintenance, as a percentage of related revenue, was substantially the same in the three months ended March 31, 2003 as compared to the three months ended March 31, 2002.

The North America costs of consulting, as a percentage of related revenue, increased in the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. The increase in the three months ended March 31, 2003 as compared to the three months ended March 31, 2002 reflects a proportionately higher short term fixed cost element together with lower utilization rates which result from a lower revenue base.

SALES AND MARKETING.

                      Three Months             Three Months ended March 31, 2002
                     ended March 31,
                         2003                   North      United
                         Total                 America     Kingdom        Total
                         -----                  -----        -----        -----
Sales and Marketing        $913                $2,075        $1,040      $3,115
                       =========             =========    =========    =========

North America sales and marketing costs for the three months ended March 31, 2003 were $913,000, a decrease of $1.2 million, or 56.0%, as compared to the three months ended March 31, 2002. As a percentage of total revenues, sales and marketing expenses were 22.4% and 26.5% in the three months ended March 31, 2003 and 2002, respectively. The decrease is primarily attributable to reduced discretionary spending.

PRODUCT DEVELOPMENT.

Product development related expenses, excluding amortization of capitalized software, were as follows (in thousands):

                                        Three Months Ended
                                             March 31,
                                      -------------------
                                         2003      2002
                                      --------- ---------
Product development expenditures.....   $1,276    $2,074
Less:
   Additions to capitalized software.      (19)     (605)
                                      --------- ---------
Product development expense..........   $1,257    $1,469
                                      ========= =========

Net product development expense decreased $212,000, or 14.4%, in the three months ended March 31, 2003 as compared to the three months ended March 31, 2002 and was 30.8% and 18.8% of total revenues, respectively. For the three months ended March 31, 2003, total product development expenditures decreased $798,000, mainly reflecting the results of reduced discretionary spending and lower employee related costs.

Additions to capitalized software decreased $586,000, or 96.8%, in the three month period ended March 31, 2003 as compared to the same period in 2002 and were 1.5% and 29.2% of product development expenditures for the three month period ending March 31, 2003 and 2002, respectively. The decrease in product development expenditures capitalized in the three months ended March 31, 2003 is primarily attributable to product development resources being allocated to projects that did not meet the criteria for capitalization and reduced capitalization of costs associated with our Active Financial Planning product which was released in June 2002.

AMORTIZATION OF CAPITALIZED SOFTWARE.

Amortization of capitalized software in the three months ended March 31, 2003 was $394,000, a decrease of $638,000, or 61.8%, as compared to the three months ended March 31, 2002. Several capitalized projects, primarily those relating to our legacy e2 and analytics products, became fully amortized during 2002.

GENERAL AND ADMINISTRATIVE.

                           Three Months             Three Months ended March 31, 2002
                          ended March 31,
                              2003                   North      United
                              Total                 America     Kingdom        Total
                              -----                  -----        -----        -----
General and administrative   $1,144                $1,464          $583      $2,047
                            =========             =========    =========    =========

North America general and administrative expenses in the three months ended March 31, 2003 were $1.1 million, a decrease of $320,000, or 21.9%, as compared to the three months ended March 31, 2002. As a percentage of total revenues, general and administrative expenses were 28.0% and 18.7% in the three months ended March 31, 2003 and 2002, respectively. The decrease in general and administrative expenses resulted mainly from lower employee costs.

INTEREST AND OTHER INCOME

In the three months ended March 31, 2003, we earned $61,000 in interest income compared to $21,000 for the same period in 2002, an increase of $40,000 or 190.5%. The increase was due to higher average cash balances available for investment.

PROVISION FOR INCOME TAXES.

In the three months ended March 31, 2003 and 2002, the Company provided $25,000 for state and foreign income taxes that could not be offset against net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2003, our principal sources of liquidity included cash, cash equivalents and short-term investments aggregating $20.2 million, and funds from operations. In the first quarter of fiscal 2003, we cancelled our $4.0 million line of credit. We never borrowed under this line of credit. We have future operating lease obligations of approximately $8.9 million through 2007 and capital lease obligations of approximately $59,000 through October 2003.

                                                   Equipment
                                                      and        Capital
                                      Facilities    Software      Leases      Total
                                      ---------    ---------    ---------    ---------
2003..................................  $1,437         $358          $59       $1,854
2004..................................   1,923            4           --        1,927
2005..................................   2,048            1           --        2,049
2006..................................   1,849            1           --        1,850
2007..................................   1,312           --           --        1,312
                                      ---------    ---------    ---------    ---------
                                        $8,569         $364          $59       $8,992
                                      =========    =========    =========    =========

Our operating activities used cash of $616,000 for the three months ended March 31, 2003 and provided cash of $1.5 million in the three months ended March 31, 2002.

Financing activities comprise proceeds from employee stock purchase plan issuances and the proceeds from the exercise of employee stock options, offset by capital lease payments. These activities provided cash of $28,000 for the three months ended March 31, 2003 and $87,000 for the three months ended March 31, 2002.

Excluding the movements between categories of cash and cash equivalents, investing activities include the purchase of fixed assets and additions to capitalized software. These activities used cash of $39,000 in the three months ended March 31, 2003 and $962,000 in the three months ended March 31, 2002.

For the three months ended March 31, 2003, our capital expenditures were $20,000, and for the three months ended March 31, 2002 were $357,000. Our capital expenditures are primarily computer equipment to support and maintain our infrastructure and during the three months ended March 31, 2002 included capital expenditures required to support the personnel added following the reestablishment of the Elevon 5 business after our acquisition of the QSP intellectual property in the fourth quarter of 2001. For the three months ended March 31, 2003, and 2002, cash used for capitalized software development costs was $19,000 and $605,000, respectively. Our AFP product was in development from mid 2001 through fiscal 2002 and represents the majority of software development costs capitalized in the three months ended March 31, 2002.

We believe that our principal sources of liquidity, which include cash, cash equivalents and short term investments of $20.2 million as of March 31, 2003 and funds expected from operations will satisfy our currently anticipated working capital and capital expenditure requirements for at least the next twelve months. Variations in our working capital requirements are dependent primarily on the rate of growth in our revenues, the timing and mix of our revenues, and the timing of collections of accounts receivable associated with our revenues. However, the following factors could affect liquidity and capital resources:

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

There can be no assurances that the proposed merger will be consummated, and failure to complete the merger could have substantial consequences to us.

On May 8, 2003, we executed an agreement and plan of merger with SSA GT pursuant to which we agreed (1) to sell to a subsidiary of SSA GT all of Elevon's owned intellectual property for a purchase price of $1,754,000 in cash, and (2) immediately thereafter, to merge with another subsidiary of SSA GT with Elevon as the surviving corporation whereupon each of the outstanding shares of our common stock would be converted into the right to receive $1.30 in cash. This merger can only be completed, though, if we and SSA GT meet all the closing conditions set forth in the definitive merger documents, including, but not limited to, approval by a majority of our stockholders. Regardless of whether an actual merger is consummated, we have incurred and will continue to incur significant expenses negotiating and executing the agreement and plan of merger and attempting to comply with all the closing conditions. In addition, if the merger is not consummated, we may be required, under certain circumstances, to pay up to $250,000 of SSA GT expenses and a termination fee of $500,000. Failure to consummate the merger may also negatively impact our customers and the market price of our stock.

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

Following the disposal of our United Kingdom operations, Novele Limited has become the exclusive distributor for the Elevon 2 product in the United Kingdom and certain other territories. Our revenues, operating results and financial condition are likely to be adversely affected if Novele is unsuccessful in marketing and selling this product or in maintaining their existing customer base.

If we are unable to compete successfully in our market it will harm our business.

The business and financial applications software market for large, complex organizations is intensely competitive. Our principal competitors with e- business solutions are SAP AG, Oracle Corporation and PeopleSoft, Inc. With our analytical applications, we principally compete with Hyperion Solutions Corporation, Cognos, Inc. and Comshare, Inc.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the market risks as discussed in Part II, Item 7A of our 2002 Annual Report on Form 10-K.

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

PART II. OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

    Exhibits

None

    Reports on Form 8-K

Elevon, Inc. filed a Current Report on Form 8-K on May 9, 2003 in connection with its agreement to be acquired by SSA Global Technologies, Inc.

ELEVON, INC.

FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELEVON, INC.

(Registrant)
Date: May 15, 2003

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

May 15, 2003

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

May 15, 2003